Form 10-Q
period 2016-07-31
Patheon N.V.
filed 2016-09-13
CIK 1643848

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
 _________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-37837
________________________________________
PATHEON N.V.
(Exact name of registrant as specified in its charter)
 _______________________________________

The Netherlands	98-1153534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Herengracht 483 1017BT, Amsterdam The Netherlands +31 (0)20 622 3243
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)
Eric Sherbet General Counsel and Secretary 111 Speen St, Suite 550 Framingham, Massachusetts 01701 (508) 620-2510
(Name, Address, Including Zip Code, and Telephone Number, Including Area Code, of Agent For Service)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of August 31, 2016, the registrant had 145,074,042 shares of ordinary shares issued and outstanding.

Patheon N.V.

Part I.    Financial Information
Item 1.    Financial Statements

Patheon N.V.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of July 31, 2016	As of October 31, 2015
(in millions of U.S. dollars, except share data)	$	$
Assets
Current
Cash and cash equivalents	738.8	328.7
Accounts receivable, net	397.0	329.1
Inventories, net	391.7	369.6
Income taxes receivable	17.1	5.6
Prepaid expenses and other	22.5	15.7
Total current assets	1,567.1	1,048.7
Capital assets	960.5	877.0
Intangible assets	254.1	275.8
Deferred financing costs	63.7	73.5
Deferred tax assets	14.5	0.6
Goodwill	281.8	284.4
Investments	12.2	14.9
Other long-term assets	45.7	40.1
Total assets	3,199.6	2,615.0
Liabilities and shareholders' / members' deficit
Current
Short-term borrowings	—	0.4
Accounts payable and accrued liabilities	378.3	461.8
Income taxes payable	1.9	9.0
Deferred revenues - short-term	150.0	105.9
Current portion of long-term debt	620.4	21.2
Total current liabilities	1,150.6	598.3
Long-term debt	2,092.4	2,646.7
Deferred revenues	101.6	75.2
Deferred tax liabilities	90.8	79.1
Other long-term liabilities	126.9	79.9
Total liabilities	3,562.3	3,479.2
Commitments and contingencies
Shareholders' / members' deficit:
Ordinary shares (145,074,042 shares issued and outstanding, 500,000,000 shares authorized, as of July 31, 2016, par value of €0.01 per share)	1.6	—
Additional paid in capital	586.0	—
Membership interests	—	30.0
Accumulated deficit	(886.2)	(820.5)
Accumulated other comprehensive loss	(64.1)	(73.7)
Total shareholders' / members' deficit	(362.7)	(864.2)
Total liabilities and shareholders' / members' deficit	3,199.6	2,615.0
See accompanying notes

Patheon N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2016	2015	2016	2015
(in millions of U.S. dollars, except share data)	$	$	$	$
Revenues	482.0	448.3	1,356.5	1,312.2
Cost of goods sold	332.8	298.2	970.1	902.9
Gross profit	149.2	150.1	386.4	409.3
Selling, general and administrative expenses	90.3	79.5	238.8	230.4
Research and development	0.5	4.5	1.8	13.9
Repositioning expenses	0.4	3.1	2.9	21.3
Acquisition and integration costs	2.4	5.2	12.6	15.4
Impairment charge	0.1	3.2	0.1	3.2
Other operating loss	6.5	0.3	2.8	—
Operating income	49.0	54.3	127.4	125.1
Interest expense, net	43.1	42.3	129.5	98.9
Foreign exchange (gain) loss, net	(3.2)	1.6	8.2	9.2
Refinancing expenses	—	—	—	3.7
Other income, net	—	(0.7)	(1.3)	(0.6)
Income (loss) before income taxes	9.1	11.1	(9.0)	13.9
Provision for income taxes	0.3	9.9	0.3	19.8
Net income (loss) from continuing operations	8.8	1.2	(9.3)	(5.9)
Net loss from discontinued operations	—	(22.8)	(3.1)	(3.1)
Net income (loss)	8.8	(21.6)	(12.4)	(9.0)

Basic earnings (loss) per ordinary share
From continuing operations	$0.07	$0.01	$(0.08)	$(0.05)
From discontinued operations	$—	$(0.20)	$(0.03)	$(0.03)

Diluted earnings (loss) per ordinary share
From continuing operations	$0.07	$0.01	$(0.08)	$(0.05)
From discontinued operations	$—	$(0.20)	$(0.03)	$(0.03)

Average number of ordinary shares outstanding (in thousands)
Basic	119,171	115,610	116,797	115,610
Diluted	119,952	115,610	116,797	115,610
See accompanying notes

Patheon N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2016	2015	2016	2015
(in millions of U.S. dollars)	$	$	$	$
Net income (loss)	8.8	(21.6)	(12.4)	(9.0)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	3.0	(13.2)	7.9	(67.4)
Net gain (loss) related to net investment hedge	11.7	7.1	(7.1)	39.0
Net (loss) gain on intra-entity foreign currency transactions	(1.6)	(0.8)	1.4	(6.6)
Change in value of investments designated as available for sale	0.1	—	0.1	—
Change in value of derivatives designated as foreign currency cash flow hedges	(2.7)	(7.1)	(3.7)	(14.5)
Losses from foreign currency hedges reclassified to consolidated statement of operations (1)	1.8	3.4	9.9	9.6
Net change in minimum pension liability (2)	0.3	1.0	1.1	2.8
Comprehensive income (loss)	21.4	(31.2)	(2.8)	(46.1)
1 No income tax expense (benefit) is included as these amounts are from the Company's Canadian operations which are under a full valuation allowance. Amounts, gross of tax, have been reclassified to foreign exchange loss, net on the consolidated statements of operations.
2 Net of an income tax expense of $0.0 million for the three and nine months ended July 31, 2016 and 2015, which is included as a component of provision for income taxes on the consolidated statements of operations. Amounts gross of tax have been reclassified to cost of goods sold and selling, general and administrative expenses in the consolidated statements of operations. See Note 8 for further information.
See accompanying notes

Patheon N.V.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' AND MEMBERS' DEFICIT
(unaudited)

	Shares Issued	Membership Interests	Ordinary Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Members'/ Shareholders' Deficit
(in millions of U.S. dollars, except share data)		$	$	$	$	$	$
Balance at October 31, 2015	—	30.0	—	—	(820.5)	(73.7)	(864.2)
Stock-based compensation		3.7	—	12.5	—	—	16.2
Capital transactions		(33.7)	—	—	(53.3)	—	(87.0)
Capital contribution		—	1.2	—	—	—	1.2
Issuance of ordinary shares	145,074,042	—	0.4	573.5	—	—	573.9
Comprehensive income (loss):
Net loss					(12.4)	—	(12.4)
Foreign currency translation adjustments						7.9	7.9
Loss related to net investment hedge						(7.1)	(7.1)
Gain on intra-entity foreign currency transactions						1.4	1.4
Investments designated as available for sale						0.1	0.1
Change in value of derivatives designated as foreign currency cash flow hedges						(3.7)	(3.7)
Loss from foreign currency hedges reclassified to consolidated statement of operations						9.9	9.9
Net change in minimum pension liability						1.1	1.1
Total comprehensive loss					(12.4)	9.6	(2.8)
Balance at July 31, 2016	145,074,042	—	1.6	586.0	(886.2)	(64.1)	(362.7)
See accompanying notes

Patheon N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended July 31,
	2016	2015
(in millions of U.S. dollars)	$	$
Operating activities
Net loss from continuing operations	(9.3)	(5.9)
Add (deduct) charges to operations not requiring a current cash payment:
Depreciation and amortization	81.5	79.3
Impairment charges	0.1	3.2
Foreign exchange loss on debt	1.1	—
Non-cash interest	11.5	12.8
Change in other long-term assets and liabilities	(7.2)	(13.7)
Deferred income taxes	(0.5)	(8.5)
Amortization of deferred revenues	(179.0)	(121.6)
Stock-based compensation expense	16.2	11.3
Return on capital from equity investment	1.3	—
Other	1.8	(0.5)
	(82.5)	(43.6)
Net change in non-cash working capital balances	(173.6)	(13.2)
Increase in deferred revenues	261.5	172.9
Cash provided by operating activities of continuing operations	5.4	116.1
Cash (used in) provided by operating activities of discontinued operations	(2.9)	49.0
Cash provided by operating activities	2.5	165.1
Investing activities
Additions to capital assets	(163.1)	(103.7)
Proceeds from sale of capital assets	0.1	0.7
Return of capital from equity investment	2.3	—
Acquisitions, net of cash acquired	—	(169.4)
Cash used in investing activities of continuing operations	(160.7)	(272.4)
Cash (used in) provided by investing activities of discontinued operations	(3.3)	3.3
Cash used in investing activities	(164.0)	(269.1)
Financing activities
Proceeds from long-term borrowings	0.8	803.8
Repayment of debt	(17.2)	(87.1)
Increase in deferred financing costs	—	(19.2)
Capital contribution	1.2	—
Proceeds on issuance of ordinary shares, net	584.8	—
Cash distribution to members from proceeds obtained from the issuance of the Senior PIK Toggle Notes	—	(538.0)
Cash distribution to shareholders for spinoff of subsidiary	—	(12.4)
Cash provided by financing activities of continuing operations	569.6	147.1
Cash used in financing activities of discontinued operations	—	(1.0)
Cash provided by financing activities	569.6	146.1
Effect of exchange rate changes on cash and cash equivalents	2.0	3.3
Net change in cash and cash equivalents during the period	410.1	45.4
Cash and cash equivalents, beginning of period	328.7	84.6
Cash and cash equivalents, end of period	738.8	130.0
See accompanying notes

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2016
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
Patheon N.V. (“Patheon” or "the Company") was formed on December 24, 2013, as Patheon Coöperatief U.A., a Dutch cooperative with excluded liability for its members (coöperative met uitgesloten aansparkelijkheid) and a wholly owned indirect subsidiary of JLL/Delta Patheon Holdings, L.P. (the “Partnership”), which in turn is owned 51% by JLL Patheon Co-Investment Fund L.P. ("JLL") and 49% by Koninklijke DSM N.V. ("DSM"). On June 3, 2016, the Company was converted into a Dutch limited liability company (naamloze vennootschap) and changed its name to Patheon N.V.
On July 26, 2016, the Company completed an initial public offering ("IPO") of 29,464,286 ordinary shares at a public offering price of $21.00 per share. In connection with the IPO, additional ordinary shares of the Company were distributed directly to JLL and DSM with respect to their interest in the Partnership, of which 4,761,905 ordinary shares were sold by DSM as part of the IPO. Ordinary shares owned by the public constitute approximately 23% of the outstanding ordinary shares. Through their ordinary shares, JLL, DSM and the Partnership owned approximately 39%, 34% and 4% of the Company, respectively. The Partnership's ownership comprises of shares held for the benefit of certain employees. See Note 4 for further discussion.
Prior to July 31, 2015, the Company operated in two principal lines of business: Patheon and Banner Life Sciences ("BLS"). The latter was spun off as of July 31, 2015 and currently the Company operates solely as Patheon. Patheon consists of three reportable segments: Drug Product Services ("DPS"), Pharmaceutical Development Services ("PDS"), and Drug Substance Services ("DSS"). Patheon has continuing involvement with BLS and, as such, the financial results of BLS through July 31, 2015 are included in continuing operations in the accompanying consolidated financial statements. See Note 2 for further discussion.
Drug Product Services provides manufacturing and packaging for approved prescription, over-the-counter, and nutritional products. Pharmaceutical Development Services provides a wide spectrum of advanced formulation, production, and technical services from the early stages of a product's development to regulatory approval and beyond, as well as for new formulations of approved products for life cycle extension. Drug Substance Services provides development and manufacturing for the biologically active component of a pharmaceutical product from early development through commercial production.
The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Operating results for the three and nine months ended July 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2016 ("fiscal 2016"). These consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended October 31, 2015 ("fiscal 2015").
Certain amounts related to the fair value of the Company’s foreign currency forward contracts were incorrect on the balance sheet as of April 30, 2016 and in other comprehensive income (loss) for the three and six months ended April 30, 2016. These immaterial items were corrected in the financial statements for the three and nine months ended July 31, 2016 which resulted in an increase in other comprehensive income of $21.5 million and a reduction in accounts payable and accrued liabilities of $21.5 million. There was no impact to the consolidated statements of operations or cash flows.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect: the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and the reported amounts of revenue and expenses in the reporting period. Management believes that the estimates and assumptions used in preparing its consolidated financial statements are reasonable and prudent; however, actual results could differ from those estimates.
Changes in significant accounting policies
There have been no significant changes in accounting policies compared to the disclosure in the Company's 2015 consolidated financial statements included in the Company's final prospectus filed with the SEC on July 20, 2016.
Segment information

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2016
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

U.S. GAAP requires segmentation based on an entity’s internal organization and reporting of revenue and operating income (loss) based upon internal accounting methods commonly referred to as the “management approach.” Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer.
The Company’s five operating segments are: North America Drug Product Services, or North America DPS, Europe Drug Product Services, or Europe DPS, Pharmaceutical Development Services, or PDS, Drug Substance Services, or DSS, and Banner Life Sciences, or BLS. The North America DPS and Europe DPS operating segments met the aggregation criteria to be presented as one reportable segment referred to as DPS. As a result, the Company has determined it has three reportable segments: DPS, PDS, and DSS. BLS and Corporate are not individually reportable segments because the quantitative thresholds have not been met and as such have been reported in Other.
The Company previously operated under two additional operating segments. The Biosolutions segment was sold on July 31, 2015 and the DPx Fine Chemicals, or DFC, segment was sold on August 31, 2015.
In addition, the BLS operating segment was spun-off during fiscal 2015, however, its results are included within continuing operations through the spinoff date of July 31, 2015 because the Company has continuing involvement with BLS pursuant to certain service agreements between the parties. After the spinoff date, the Other segment represents Corporate activity only. See Note 2 for further discussion.
Recently adopted accounting pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). The ASU states that disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component of an entity or group of components of an entity meets the criteria to be classified as held for sale, is disposed of by sale, or disposed of other than by sale. The Company should apply the amendments in this ASU prospectively to both of the following: (1) All disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015; (2) All businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The impact on the consolidated financial statements from the adoption of this guidance is dependent upon future transactions.
Recently issued accounting pronouncements
Between March and May 2016, the FASB issued three Accounting Standards Updates relating to Revenue from Contracts with Customers (Topic 606). These updates, identified as No. 2016-08, No. 2016-10, and No. 2016-12, identified practical expedients and clarified various aspects of the new revenue recognition standard outlined in Accounting Standards Update 2014-09. The Company has reviewed these updates and does not believe they will materially impact the Company's future implementation of the standard. The effective date and transition requirements for ASU 2014-09 (and updated in ASU 2015-14) were not changed with these pronouncements. The Company is continuing to evaluate the overall impact of ASU 2014-9.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendment is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The impact on the consolidated financial statements from the adoption of this guidance is currently being evaluated by the Company.
In March 2016, the FASB issued Accounting Standards Update No. 2016-07, Investments (Topic 323): Equity Method and Joint Ventures. This update eliminated the requirement to retrospectively adopt the equity method of accounting. Instead, the update requires the equity method investor to add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified. This update also requires that an entity with an available-for-sale equity security that becomes qualified for equity method accounting to recognize the unrealized gain or loss in accumulated other comprehensive income through earnings at the date the investment becomes qualified for equity method accounting. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendment is applied prospectively with

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2016
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

earlier application permitted. The impact on the consolidated financial statements from the adoption of this guidance is dependent on future transactions.
In March 2016, the FASB issued Accounting Standards Update No. 2016-05, Derivatives and Hedging (Topic 815). This update clarifies that a change in the counterparty of a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendment is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The impact on the consolidated financial statements from the adoption of this guidance is dependent on future hedging activity.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). This update revised the overall guidance on leases, which includes the requirement to recognize a lease asset and a lease liability for leases previously classified as operating leases. As a result, all leases will create an asset and a liability for a lessee. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact of this pronouncement.
In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This update revised the overall guidance on financial instruments, including superseding the guidance to classify equity securities with readily determinable fair values into different categories and requiring equity securities to be measured at fair value with changes in the fair value recognized through income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments and improves financial reporting by providing relevant information about an entity's equity investments and reducing the number of items that are recognized in other comprehensive income. The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendment is applied using a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with the exception of a prospective application on the amendment relating to equity securities without readily determinable fair values. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date or, in some cases where early adoption is permitted, in advance of the specified effective date. The Company has assessed the recently issued standards that are not yet effective and, unless otherwise discussed above or in our audited consolidated financial statements and notes for fiscal 2015, believes these standards will not have a material impact on the Company’s results of operations, cash flows, or financial position. A more detailed listing of recently issued accounting pronouncements are included in our audited consolidated financial statements and notes for fiscal 2015.

2.    DISCONTINUED OPERATIONS AND OTHER STRATEGIC INITIATIVES
Discontinued Operations
Banner Pharmacaps
On May 12, 2015, the Company sold its Banner Pharmacaps entity in Mexico, previously included within the DPS and BLS segments, to the Perrigo Company plc for approximately $36.4 million in cash. The Banner Pharmacaps entity in Mexico produced over-the-counter and nutritional products for consumption in Mexico. The Company acquired the entity in fiscal 2012 and subsequent to this acquisition, the Company shifted its business strategy, focusing more on technological innovation and R&D. The Company recognized a gain on sale of $2.6 million, which included adjustments in the second quarter of 2016 primarily related to working capital adjustments.
Biosolutions Operations in Capua, Italy
On July 31, 2015, the Company sold its Biosolutions facility in Capua, Italy, previously included within the Biosolutions segment, for approximately €0.3 million in cash. The sale occurred as a result of a strategic shift in the Company’s long term business strategy. The Company recognized a loss on sale of $24.0 million, which included an adjustment in the second quarter of 2016 for future retention bonuses at the facility.
DPx Fine Chemicals

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2016
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

On August 31, 2015, the Company sold its DPx Fine Chemicals ("DFC") division, which previously comprised the DFC operating segment. DFC was sold for a cash purchase price of €179.0 million, which included a €3.0 million working capital payment made in the first quarter of 2016. The Company recognized a gain on sale of $107.0 million, which included an adjustment in the first quarter of 2016 for estimated taxes on the sale. The DPx Fine Chemicals division, which was acquired through the DPP Acquisition, developed chemicals that are not in line with the Company’s long term business strategy.
The results of the above dispositions have been recorded as discontinued operations, the results of which for the three and nine months ended July 31, 2016 and 2015 are as follows:

	Three months ended July 31,		Nine months ended July 31,
	2016	2015	2016	2015
	$	$	$	$
Revenues	—	57.9	2.1	192.4
Cost of goods sold	—	47.1	1.9	146.1
Gross profit	—	10.8	0.2	46.3
Selling, general and administrative expenses	—	8.3	0.4	20.4
Research and development	—	—	—	0.5
Repositioning expenses	—	0.3	—	0.3
Acquisition and integration costs	—	—	—	0.1
Loss on sale of capital assets	—	0.1	—	0.1
Loss on disposals, net	—	22.3	2.8	22.3
Operating (loss) income	—	(20.2)	(3.0)	2.6
Interest income, net	—	(0.1)	—	(0.1)
Foreign exchange income, net	—	(0.1)	(0.1)	(0.2)
Other income, net	—	—	—	(0.1)
(Loss) income before income taxes	—	(20.0)	(2.9)	3.0
Provision for income taxes	—	2.8	0.2	6.1
Net loss	—	(22.8)	(3.1)	(3.1)

Strategic Initiatives
BLS Spinoff
On July 31, 2015, the Company completed a spinoff of its BLS business to the Company's investors. The first day of operations of BLS as a stand-alone from Patheon's operations was August 1, 2015. Each owner received the same ownership interest in the new entity in proportion to its existing ownership interest in the Company. The spinoff was effectuated on a pro-rata basis and, as such, the transaction was completed using the balance sheet carrying values with no resulting gain or loss recorded in connection with the transaction.
The Company has a management services agreement with BLS to provide various management services. Accordingly, the Company has continuing involvement with BLS and therefore the financial results do not qualify as discontinued operations under current U.S. GAAP. As a result, BLS financial information for the three and nine months ended July 31, 2015 has been recorded within continuing operations in the accompanying consolidated statement of operations. Refer to Note 13 for related party transaction information.
Venlo Facility Closure
In February 2015, the Company closed its facility in Venlo, The Netherlands and transferred any remaining production to other Patheon facilities. Because the business in the Venlo facility was transferred within the existing site network, its results of operations are included in continuing operations in the consolidated financial statements. See Note 9 for further information.
Additionally, a $3.2 million impairment charge was recognized in the third quarter of 2015 relating to the value of the land at the facility location. The land was subsequently sold for €3.5 million in September 2015.

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2016
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

3.    SUPPLEMENTAL BALANCE SHEET INFORMATION
Inventories
Inventories consisted of the following:

	July 31, 2016	October 31, 2015
	$	$
Raw materials, packaging components and spare parts	179.2	160.2
Work-in-process	88.1	63.5
Finished goods	124.4	145.9
Balance, end of period	391.7	369.6
Accounts payable and accrued liabilities
The following is the breakdown of accounts payable and accrued liabilities:

	July 31, 2016	October 31, 2015
	$	$
Trade payables	244.0	289.2
Interest payable	34.8	36.2
Accrued salaries and related expenses	81.8	89.5
Customer deposits	6.6	7.3
Repositioning	3.3	22.9
Other accruals	7.8	16.7
Balance, end of period	378.3	461.8
Intangible assets
The following table summarizes gross carrying amounts, accumulated amortization, and accumulated impairments related to the Company's identifiable intangible assets as of July 31, 2016:

Definite-lived intangible assets	Gross carrying value	Accumulated amortization	Net carrying value	Weighted Average Useful Life (in Years)
	$	$	$
Favorable agreements	1.0	(1.0)	—	—
Trade names	1.6	(0.6)	1.0	5.6
Developed technology	54.1	(15.5)	38.6	10.8
Trade secrets and patents	2.5	(0.2)	2.3	14.5
Customer relationships	248.8	(35.7)	213.1	14.2
Non-compete agreements	2.6	(1.5)	1.1	3.0
Subtotal	310.6	(54.5)	256.1
Foreign exchange			(3.3)
Balance, end of period			252.8

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2016
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

Indefinite-lived intangible assets	Gross carrying value	Accumulated impairment	Net carrying value
	$	$	$
In-process research and development	2.2	(0.9)	1.3
Regulatory permits	0.2	—	0.2
Subtotal	2.4	(0.9)	1.5
Foreign exchange			(0.2)
Balance, end of period			1.3
In-process research and development (“IPR&D”) is classified as definite-lived or indefinite-lived depending on whether the product has been approved and if commercialization has begun. IPR&D for products that have been approved is classified as a definite-lived intangible asset and is amortized over the life of the asset. IPR&D for products that have not been approved is classified as an indefinite-lived intangible asset and either begins to be amortized upon approval and product commercialization or is written-off if the product is not approved.
In the first quarter of fiscal 2016, the Company sold an IPR&D asset to Banner Life Sciences for cash consideration equal to its net carrying value of $3.6 million. At the time of the sale, the asset had a gross carrying value of $7.9 million and had incurred $4.3 million in impairments.
Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the nine months ended July 31, 2016:

Total
$
Balance at October 31, 2015 (1)	284.4
Measurement period adjustment (2)	(2.9)
Foreign currency translation adjustments	0.3
Balance at July 31, 2016	281.8
(1) The opening cumulative goodwill balance is reflective of historical impairment charges of the full value of goodwill, which includes a $172.5 million impairment related to Puerto Rico operations, a $0.1 million impairment related to the Banner Canada operations, a $1.3 million impairment related to the Biosolutions business, a disposition impact on the sale of Banner Mexico of $3.1 million and a spinoff impact on the spinoff of Banner Life Sciences of $11.1 million.
(2) Represents a measurement period adjustment on the Irix Acquisition in the second quarter of fiscal 2016.

4.    EQUITY
On June 3, 2016, the Company consummated a corporate conversion pursuant to which it converted from a Dutch cooperative with excluded liability for its members (coöperatie met uitgesloten aansprakelijkheid) into a Dutch limited liability company (naamloze vennootschap). As a result of this conversion, the Company's name was changed from Patheon Holdings Coöperatief U.A. to Patheon N.V.
On July 21, 2016, the Company amended its articles of association, resulting in a split of the Company's ordinary shares and a $1.2 million contribution by the Partnership to the Company's equity capital in connection with the share split. This share split and capital contribution resulted in a total of 115,609,756 ordinary shares outstanding at a par value of €0.01 per share.
On July 21, 2016, the Company consummated an initial public offering ("IPO") of 34,226,191 ordinary shares at a public offering price of $21.00 per share, including 4,464,286 ordinary shares sold pursuant to the option granted to the underwriters to purchase additional ordinary shares from the Company. The amount also includes 4,761,905 ordinary shares sold by DSM as part of the IPO, of which the Company did not receive any proceeds. The IPO was completed on July 26, 2016.
The Company received total net proceeds of approximately $584.8 million from the IPO, after deducting underwriting discounts and commissions, but before deducting estimated offering expenses. The shares offered and sold in the IPO were registered under the Securities Act pursuant to the Company's Registration Statement on Form S-1, which was declared effective by the SEC on July 18, 2016. The Company's ordinary shares began trading on the New York Stock Exchange under the symbol "PTHN" as of July 21, 2016.

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2016
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

As of July 31, 2016, the Company has 145,074,042 ordinary shares outstanding with a par value of €0.01 per share. In accordance with the Company's articles of association, each ordinary share shall have one vote in our general meeting.

5.    EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per ordinary share is computed by dividing net income (loss) available to the Company by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings (loss) per ordinary share is computed by dividing net income (loss) available to the Company by the weighted-average number of ordinary shares outstanding adjusted to give effect to potentially dilutive securities.
The details of the computation of basic and diluted earnings (loss) per ordinary share are as follows:

	Three months ended July 31,		Nine months ended July 31,
	2016	2015	2016	2015
Numerator (in millions):
Income (loss) from continuing operations	$8.8	$1.2	$(9.3)	$(5.9)
Income (loss) from discontinued operations	$—	$(22.8)	$(3.1)	$(3.1)

Denominator:
Weighted-average number of shares of ordinary shares - basic	119,171,373	115,609,756	116,796,962	115,609,756
Effect of dilutive securities:
Restricted stock units	707,461	—	—	—
Stock options	73,201	—	—	—
Weighted-average number of shares of ordinary shares - diluted	119,952,035	115,609,756	116,796,962	115,609,756

Earnings (loss) per ordinary share - basic:
From continuing operations	$0.07	$0.01	$(0.08)	$(0.05)
From discontinued operations	$—	$(0.20)	$(0.03)	$(0.03)

Earnings (loss) per ordinary share - diluted:
From continuing operations	$0.07	$0.01	$(0.08)	$(0.05)
From discontinued operations	$—	$(0.20)	$(0.03)	$(0.03)
For the nine months ended July 31, 2016, the equivalent of 780,662 dilutive securities were excluded from the computation of diluted earnings per ordinary share because the effect would have been anti-dilutive due to the loss from continuing operations for the period.

6.    STOCK BASED COMPENSATION
A summary of equity based compensation expense recognized during the three and nine months ended July 31, 2016 and 2015 is as follows:

	Three months ended July 31,		Nine months ended July 31,
	2016	2015	2016	2015
	$	$	$	$
Management Equity Incentive Plan (MEIP)	12.5	3.5	15.5	11.3
Restricted Stock Units	0.5	—	0.5	—
Stock Options	0.2	—	0.2	—
Stock Based Compensation Expense	13.2	3.5	16.2	11.3

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2016
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

Management Equity Incentive Plan (MEIP)
Prior to the IPO, the Company was a wholly-owned indirect subsidiary of the Partnership. The Partnership adopted the Management Equity Incentive Plan, or the MEIP, with an effective date of March 11, 2014. The purpose of the MEIP is to provide eligible participants with an opportunity to receive grants of profit interests in the Partnership designated as management units. The award of management units pursuant to this MEIP is intended to compensate employees of the Partnership and its subsidiaries, including the Company. The participants in the MEIP, as a group, are eligible to participate in the gain on the investment earned by JLL and DSM with respect to Patheon once certain specified distribution or return thresholds have been achieved. Upon issuance, MEIP units were subject to certain forfeiture (vesting) provisions which meant that if a holder's employment with Patheon terminated prior to the satisfaction of the applicable provision, the unvested MEIP units would be forfeited and the vested MEIP units could be converted into Class A Units in the Partnership on a cashless basis or by making an additional cash contribution in order to receive additional Class A Units ("Partnership Shares").
The aggregate number, class and tranche of management units that were issued under the MEIP was determined by the JLL/Delta Patheon GP Ltd., the general partner of the Partnership. The Partnership last issued MEIP units on December 9, 2015. As a result of the IPO and the adoption of the Patheon N.V. 2016 Omnibus Incentive Plan (the “Omnibus Plan”) described below, the Partnership will no longer grant awards under the MEIP to our employees.
The granted MEIP units consist of Class B, Class C, Class D, and Class E units. From June 24, 2014 to December 9, 2015, the Partnership granted units under five different valuation tranches, with each tranche issued at the most recent quarterly valuation of the Company at the time of the grant.
71.4% of the Class B units have a four year service-based component for vesting ("Service-based Class B units") and the remaining Class B units ("Exit Event Class B units") vest if the holder is employed upon the occurrence of an Exit Event. An Exit Event is defined as the earliest to occur of (i) a change of control and (ii) in connection with or following an initial public offering, the sale or disposition by JLL of equity securities such that, immediately following such sale or disposition, JLL and its affiliates either (A) own less than 20% of the equity securities then issued and outstanding, calculated on a fully diluted basis, or (B) have received, in the aggregate, distributions in respect of such sale or distribution (together with any sale or distribution occurring prior thereto) equal to or in excess of 250% of its aggregate capital contributions made in respect of such equity securities prior to such sale or distribution.
Each of the Class C, D, and E units have a performance and service condition related to vesting. These units vest upon the earlier to occur of (i) JLL receiving distributions in the aggregate equal to return on capital thresholds of 2.0x, 2.5x and 3.0x, respectively, or (ii) an Exit Event, as defined above, does not occur prior to the fifth anniversary of an IPO and the return thresholds in (i) are met based on the average price of the Company's publicly traded shares for any twenty day period following the fifth anniversary of an IPO.
If any employee is terminated for any reason prior the achievement of the above vesting conditions, all unvested units in any class are forfeited.
A summary of the MEIP activity for the nine months ended July 31, 2016 is as follows:

	Class B	Class C	Class D	Class E	Total	Weighted Average Fair Value
Outstanding as of October 31, 2015	64,525	9,200	9,200	9,200	92,125	$684.36
Granted	840	120	120	120	1,200	$855.40
Forfeited	(5,450)	(850)	(850)	(850)	(8,000)	$678.46
Converted into Partnership Shares	(625)	—	—	—	(625)	$693.35
Outstanding as of July 31, 2016	59,290	8,470	8,470	8,470	84,700	$687.27
Through the IPO, JLL and DSM received an aggregate return on capital of approximately 2.9x their invested capital, based on the value of ordinary shares of Patheon distributed by the Partnership to JLL and DSM at the IPO price and the value of cash and in-kind distributions made by the Partnership prior to the IPO.
In connection with the IPO, a total of 6,106,540 ordinary shares ("MEIP shares") were distributed to the Partnership to be held for the benefit of the MEIP participants until an Exit Event occurs or until MEIP participants are otherwise permitted to transfer such interests in accordance with the terms of the partnership agreement of the Partnership and respective MEIP unit award agreements, at which time MEIP participants will receive their allocable distribution of MEIP shares. These shares

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2016
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

represent the value of the MEIP units, in the aggregate, as determined under the MEIP, as a result of the distribution of ordinary shares to the limited partners of the Partnership in connection with the IPO. MEIP shares were issued to the Partnership with respect to Class B, C and D units for the first three valuation tranches as the applicable distribution threshold was achieved. No MEIP shares were allocated to the Partnership with respect to the final two valuation tranches or the Class E units, as the distribution thresholds and the 3.0x capital return threshold, respectively, were not achieved as of the IPO.
Because no additional MEIP awards will be granted and because the ordinary shares were distributed to JLL and DSM prior to an Exit Event, the MEIP awards will not benefit from further appreciation of those shares. As such, the Company issued a total of 3,388,481 Restricted Share Units ("MEIP RSUs") under the Omnibus Plan in order to provide the MEIP participants with the opportunity to participate in the additional appreciation the MEIP awards could have generated if the Partnership had not distributed ordinary shares of the Company to JLL and DSM. MEIP RSUs were issued in relation to all unit classes and valuation tranches.
The MEIP shares issued with respect to the Class B Units remain subject to the same vesting conditions as the Class B Units. As a result, MEIP shares issued in relation to Service-based Class B units are vested to the extent of each original MEIP grant's four year vesting schedule. The MEIP shares issued in relation to Exit Event Class B units are still subject to the defined Exit Event and are not vested. Lastly, the MEIP shares issued in relation to Class C and D units are fully vested due to their respective return thresholds being achieved through the IPO. The fair value of the MEIP shares are $21.00, the price of the shares at the IPO.
The MEIP RSUs are subject to the same time-based vesting criteria as the original MEIP awards as well as the achievement of performance criteria, which is measured by the Company’s stock price at the earlier to occur of (i) an Exit Event, as defined above, or (ii) the 5-year anniversary of the IPO, at which time all or a percentage of RSUs would settle based upon the attainment of an share price target, with the remaining percentage of RSUs (if any) forfeited. The share price target is $48.47 per share, at which 100% of the RSUs would settle on the applicable vesting date with the share price at or above the target. No RSUs would settle on the vesting date with the share price at or below the IPO price of $21.00, with the settlement amount for a share price between $21.00 and $48.47 calculated on a pro rata basis. The estimated fair value of the MEIP RSUs are $8.41 per unit and was estimated using a Monte Carlo simulation model. The model incorporated the following assumptions:

Risk free interest rate	0.9%
Expected volatility	41.6%
Estimated years to exit event	3.0
The Company previously expensed the service-based Class B units using the graded vesting attribution method and is continuing to do so after the allocation of MEIP shares. In addition, the allocation of MEIP shares and MEIP RSUs in respect to the MEIP units resulted in an increase in fair value from the value attributed to the service-based Class B units at the time of the IPO, which the Company will expense on a straight line basis over the five year period following the IPO date, which represents the requisite service period of the MEIP RSUs. In total, the Company recorded $1.8 million and $4.8 million of compensation expense for the three and nine months ended July 31, 2016, respectively, relating to these units. The total unrecognized compensation expense for the Service-based Class B units is $13.9 million, which is expected to be recognized through fiscal 2021.
For the Exit Event Class B units, the allocation of MEIP shares and MEIP RSUs resulted in an increased fair value which will serve as the basis for recognizing compensation expense for these units. The fair value of the MEIP RSUs will be expensed on a straight line basis over five years, starting with the IPO date. The Company recognized less than $0.1 million of compensation expense for the three and nine months ended July 31, 2016. The fair value of the MEIP shares issued in respect of the Exit Event Class B units will remain unrecognized until an Exit Event occurs. The total unrecognized compensation expense for the MEIP shares and MEIP RSUs issued in respect of the Exit Event Class B units is $32.7 million, of which $4.2 million is expected to be recognized through fiscal 2021 and the remaining amount expensed on the occurrence of an Exit Event.
In the third quarter, the Company recorded two one time compensation expenses in relation to the allocation of MEIP shares and MEIP RSUs in respect of the C, D and E units. A $9.0 million expense was recorded to account for the fair value of MEIP units that fully vested as a result of their respective return thresholds being met through the IPO. Additionally, a $1.5 million expense was recorded to account for the unvested MEIP units that were allocated MEIP RSUs, in which requisite service requirements had already been partially met at the time of the IPO.

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2016
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

In addition, the Company recognized $0.1 million of compensation expense for the three and nine months ended July 31, 2016 to account for the remaining fair value of the C, D and E MEIP units and the incremental fair value that resulted from the conversion to MEIP shares and MEIP RSUs. The compensation expense will be recorded on a straight line basis over five years. The total unrecognized compensation expense for the C, D, and E units is $11.4 million, which will be recognized through fiscal 2021.
Patheon N.V. 2016 Omnibus Incentive Plan
In July 2016, the Company adopted the Omnibus Plan in order to align the long-term financial interests of selected participants with those of our shareholders, strengthen the commitment of such persons to the Company and our affiliates, and attract and retain competent and dedicated persons whose efforts will result in our long-term growth and profitability. The Omnibus Plan provides for the issuance of options, share appreciation rights, restricted shares, restricted shares units, share bonuses, other share-based awards and cash awards to selected officers, employers, non-employee directors and consultants.
Restricted Stock Units
At the time of the IPO, the Company granted a total of (i) 520,324 restricted stock units to certain members of management and (ii) 59,525 restricted stock units to non-employee directors (collectively, the "Standard RSUs"), excluding the MEIP RSUs outlined above. The Standard RSUs granted to management vest in equal installments over three years and the Standard RSUs granted to non-employee directors vest on November 1, 2016. The Standard RSUs are not subject to performance based criteria and have a fair value of $21.00, the stock price at the date of grant.
During the three and nine months ended July 31, 2016, $0.5 million of stock compensation expense was recognized in relation to the Standard RSUs. As of July 31, 2016, unrecognized stock compensation expense related to Standard RSUs was $9.0 million, which will be recognized through fiscal 2019.
As of July 31, 2016, no Standard RSUs had been forfeited or exercised.
Stock Options
At the time of the IPO, the Company granted 1,145,338 stock options to certain members of management. The stock options were granted with an exercise price of $21.00 per share, with 431,052 of the granted stock options ("Regular Options") vesting equally over three years. The remaining stock options ("EBITDA Options") were granted to a senior officer and vest based on performance based criteria, using Credit Agreement Adjusted EBITDA as the performance metric. Credit Agreement Adjusted EBITDA is defined as the Company's Adjusted EBITDA, as defined in Note 7, plus pro forma cost savings, synergies and pre-acquisition results.
The estimated fair value of all stock options granted is $8.29 per option and was estimated using a Black-Scholes valuation model, using the following assumptions:

Risk free interest rate	1.3%
Expected volatility	39.4%
Expected life of options (in years)	6.0
Dividend yield	—%
During the three and nine months ended July 31, 2016, $0.2 million of stock compensation expense was recognized in relation to stock options. No expense was recognized in relation to the EBITDA Options, as the performance based criteria is deemed not probable as of July 31, 2016. As of July 31, 2016, total unrecognized compensation expense related to unvested Regular Options was $2.4 million, which is expected to be recognized over the three year vesting period, and total unrecognized compensation expense for the unvested EBITDA Options was $6.0 million, which will be recognized over the requisite service period when the performance based criteria is deemed probable to occur.
As of July 31, 2016, no stock options had been forfeited or exercised.

7.    SEGMENT INFORMATION
An operating segment is a component of the Company (a) that engages in business activities from which it may earn revenues and incur expenses, (b) whose operating results are regularly reviewed by the Company’s chief operating decision

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2016
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

maker (our Chief Executive Officer) to make decisions about resources to be allocated to the segment and to assess its performance, and (c) for which discrete financial information is available.
The Company’s five operating segments are: North America DPS, Europe DPS, PDS, DSS and BLS. The North America DPS and Europe DPS operating segments met the aggregation criteria to be presented as one DPS reportable segment. As a result, the Company has determined it has three reportable segments: DPS, PDS and DSS. The DPS, PDS and DSS operating segments comprise the Patheon business unit. BLS and Corporate are not individually reportable segments since the quantitative thresholds have not been met and, as such, have been reported in Other. The BLS segment was spun-off on July 31, 2015 and its results are included within continuing operations through the spinoff date since the Company will have continuing involvement after spinoff. Refer to Note 2 for further discussion.
The DPS segment includes commercial manufacturing outsourcing services, the PDS segment includes pharmaceutical development services, and the DSS segment includes active pharmaceutical ingredients and pharmaceutical intermediates. Corporate expenses primarily relate to general, administrative and sales and marketing expenses related to the corporate organization. These expenses are centrally directed and controlled and are not included in internal measures of segment operating performance. The CODM does not evaluate its operating segments using discrete asset information.
As a result of the dispositions disclosed in Note 2, the Company has recast the presentation of its segment results for the prior periods to be consistent with the current period presentation.

	Three months ended July 31, 2016
	DPS	PDS	DSS	Other	Intersegment Eliminations	Total
	$	$	$	$	$	$
Revenues	309.1	57.0	115.9	—	—	482.0
Adjusted EBITDA	87.8	20.1	31.1	(25.3)		113.7
Depreciation and amortization	15.5	1.7	10.5	0.4		28.1
Impairment charge	—	—	0.1	—		0.1
Capital expenditures	42.9	5.0	13.6	6.4		67.9

	Three months ended July 31, 2015
	DPS	PDS	DSS	Other	Intersegment Eliminations	Total
	$	$	$	$	$	$
Revenues	287.6	54.0	91.7	30.9	(15.9)	448.3
Adjusted EBITDA	77.5	19.5	20.8	(13.6)		104.2
Depreciation and amortization	15.0	1.3	8.0	2.3		26.6
Impairment charge	—	—	3.2	—		3.2
Capital expenditures	22.4	9.2	5.3	(2.1)		34.8

	Nine months ended July 31, 2016
	DPS	PDS	DSS	Other	Intersegment Eliminations	Total
	$	$	$	$	$	$
Revenues	855.0	158.9	342.7	—	(0.1)	1,356.5
Adjusted EBITDA	215.5	50.6	76.7	(72.1)		270.7
Depreciation and amortization	45.2	4.2	30.6	1.5		81.5
Impairment charge	—	—	0.1	—		0.1
Capital expenditures	99.6	20.6	29.9	13.0		163.1

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2016
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

	Nine months ended July 31, 2015
	DPS	PDS	DSS	Other	Intersegment Eliminations	Total
	$	$	$	$	$	$
Revenues	871.7	147.5	256.8	100.3	(64.1)	1,312.2
Adjusted EBITDA	224.5	51.9	37.8	(45.7)		268.5
Depreciation and amortization	45.6	3.3	21.5	8.9		79.3
Impairment charge	—	—	3.2	—		3.2
Capital expenditures	77.8	11.5	12.8	1.6		103.7
The Company accounted for inter-segment sales between DPS and BLS at cost plus a specified mark-up. Intersegment eliminations for the three and nine months ended July 31, 2015 primarily represent inter-segment sales between DPS and BLS before the BLS spinoff on July 31, 2015.
The Company evaluates the performance of its segments based on segment Adjusted EBITDA. The Company's Adjusted EBITDA is income (loss) from continuing operations before repositioning expenses, interest expense, foreign exchange losses reclassified from other comprehensive income (loss), refinancing expenses, acquisition and integration costs (including certain product returns and inventory write-offs recorded in gross profit), gains and losses on sale of capital assets, Biologics earnout income and expense, income taxes, impairment charges, remediation costs, depreciation and amortization, stock-based compensation expense, consulting costs related to our operational initiatives, purchase accounting adjustments, acquisition-related litigation expenses and other income and expenses. Adjusted EBITDA is one of several metrics used to measure segment operating performance and is also used to determine executive compensation. "Adjusted EBITDA margin" is Adjusted EBITDA as a percentage of revenues. The Company's presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies and is not equivalent to "Consolidated EBITDA" as defined in the Credit Agreement (as discussed in Note 12).
Below is a reconciliation of Adjusted EBITDA to its most comparable U.S. GAAP measure.

	Three months ended July 31,		Nine months ended July 31,
	2016	2015	2016	2015
	$	$	$	$
Total Adjusted EBITDA	113.7	104.2	270.7	268.5
Depreciation and amortization	(28.1)	(26.6)	(81.5)	(79.3)
Repositioning expenses	(0.4)	(3.1)	(2.9)	(21.3)
Acquisition and integration costs	(2.4)	(6.1)	(12.6)	(18.4)
Interest expense, net	(43.1)	(42.3)	(129.5)	(98.9)
Impairment charge	(0.1)	(3.2)	(0.1)	(3.2)
Provision for income taxes	(0.3)	(9.9)	(0.3)	(19.8)
Refinancing expenses	—	—	—	(3.7)
Operational initiatives related consulting costs	(0.5)	(2.9)	(3.9)	(8.9)
Pre-IPO public company costs	(0.4)	(0.2)	(1.2)	(2.4)
Acquisition-related litigation expenses	(1.1)	(5.6)	(3.0)	(7.8)
Stock-based compensation expense	(13.2)	(3.5)	(16.2)	(11.3)
Remediation costs	(8.9)	—	(27.4)	—
Other	(6.4)	0.4	(1.4)	0.6
Net income (loss) from continuing operations	8.8	1.2	(9.3)	(5.9)
As illustrated in the table below, revenues are attributed to countries based on the location of the customer's billing address, capital assets are attributed to the country in which they are located and goodwill is attributed to the country in which the entity to which the goodwill pertains is located:

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2016
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

	Three months ended July 31, 2016
	Canada	US*	Europe	Other**	Total
	$	$	$	$	$
Revenues	14.6	312.5	136.1	18.8	482.0
* Includes Puerto Rico
** Primarily includes Japan

	Three months ended July 31, 2015
	Canada	US*	Europe	Other**	Total
	$	$	$	$	$
Revenues	11.7	296.2	93.6	46.8	448.3
* Includes Puerto Rico
** Primarily includes Japan and other Asian countries

	As of and for the nine months ended July 31, 2016
	Canada	US*	Europe	Other**	Total
	$	$	$	$	$
Revenues	27.0	901.9	372.8	54.8	1,356.5
Capital Assets	97.6	497.7	349.5	15.7	960.5
Goodwill	2.7	269.4	7.5	2.2	281.8
* Includes Puerto Rico
** Primarily includes Japan

	As of and for the nine months ended July 31, 2015
	Canada	US*	Europe	Other**	Total
	$	$	$	$	$
Revenues	28.7	835.6	370.4	77.5	1,312.2
Capital Assets	96.4	425.5	306.2	16.8	844.9
Goodwill	2.6	269.2	5.7	2.1	279.6
* Includes Puerto Rico
** Primarily includes Japan and other Asian countries

8.    PENSION AND POST-RETIREMENT BENEFITS
Employee future benefits
The components of net periodic benefit cost from continuing operations for the defined benefit plans and other benefit plans for the three and nine months ended July 31, 2016 and 2015 were as follows:

	Three months ended July 31,
	2016		2015
	Defined benefit pension plans	Other benefit plans	Defined benefit pension plans	Other benefit plans
	$	$	$	$
Service cost	0.5	—	0.5	0.1
Interest cost	1.3	—	1.4	—
Expected return on plan assets	(1.1)	—	(1.4)	—
Amortization of actuarial loss	0.3	—	0.4	—
Net periodic benefit costs	1.0	—	0.9	0.1

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2016
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

	Nine months ended July 31,
	2016		2015
	Defined benefit pension plans	Other benefit plans	Defined benefit pension plans	Other benefit plans
	$	$	$	$
Service cost	1.4	—	1.6	0.1
Interest cost	3.9	0.1	4.2	0.2
Expected return on plan assets	(3.6)	—	(4.2)	—
Amortization of actuarial loss	1.1	—	1.2	—
Net periodic benefit costs	2.8	0.1	2.8	0.3
Based on current information available from actuarial estimates, the Company anticipates that contributions required under its defined benefit pension plans and other benefit plans for fiscal 2016 will be approximately $4.7 million compared to contributions of $5.2 million that were made in fiscal 2015. The decrease in the expected fiscal 2016 contributions compared to fiscal 2015 are primarily the result of decreased obligations on a pension plan for the Linz, Austria facility due to the DPx Fine Chemicals sale (see Note 2). The decreased obligations relating to the DPx Fine Chemicals sales resulted in a settlement loss of $1.0 million in the fourth quarter of fiscal 2015. Required contributions to defined benefit pension plans in future years may vary and will be dependent upon a number of variables, including the long-term rate of return on plan assets.
The Company recognizes a termination liability for the Company's Italy operations. In accordance with Italian severance pay statutes, an employee benefit is accrued for service to date and is payable when the employee's employment with the Company ceases. The termination indemnity liability is calculated in accordance with local civil and labor laws based on each employee's length of service, employment category and remuneration. The Italian termination liability is adjusted annually by a cost-of-living index provided by the Italian government. Although there is no vesting period, the Italian government has established private accounts for these benefits and has required the Company to contribute $3.4 million and $3.3 million in fiscal 2016 and 2015, respectively, to these accounts, with additional contributions in the future. The liability recorded in the consolidated balance sheets is the amount to which the employees would be entitled if their employment with the Company ceased. The related expenses for the three months ended July 31, 2016 and 2015 was $0.8 million and 0.8 million, respectively, and the related expenses for the nine months ended July 31, 2016 and 2015 was $2.4 million and $2.2 million, respectively.
The employee future benefit expense recorded in continuing operations in connection with defined benefit pension plans, other post-retirement benefit plans and the unfunded termination indemnities for the three months ended July 31, 2016 and 2015 was $1.8 million and $1.8 million, respectively. For the nine months ended July 31, 2016 and 2015, the employee future benefit expense was $5.3 million and $5.3 million, respectively.

9.    REPOSITIONING EXPENSES
During the three and nine months ended July 31, 2016, the Company incurred $0.4 million and $2.9 million in repositioning expenses, respectively, primarily from severance payments resulting from a realignment of DPS operations. During the three and nine months ended July 31, 2015, the Company incurred $3.1 million and $21.3 million in repositioning expenses, respectively, which related to DPP synergies, the termination of certain transition service agreements ("TSAs") with DSM and other operational initiatives.
As part of the DPP acquisition, the Company executed TSAs with DSM, under which DSM performed certain shared services functions on behalf of the Company. During the first quarter of fiscal 2015, the Company notified DSM that it would not extend a majority of the services covered by these agreements beyond December 31, 2014. The Company reached a formal settlement with DSM relating to the termination of these services for €14.1 million in late fiscal 2015, which was paid in the first quarter of fiscal 2016.
On July 2, 2014, the Company announced plans to close its DSS manufacturing facility in Venlo, The Netherlands. The Company ceased operations in February 2015 and transferred remaining production to other Patheon facilities. Because the business in the Venlo facility was transferred within the existing site network, its results of operations are included in continuing operations in the consolidated financial statements. The Company has completed the closure project and incurred €29.5 million in severance and other shut down related costs in fiscal 2015.
The following is a summary of these expenses and other charges associated with operational improvements as of and for the three and nine months ended July 31, 2016 and 2015:

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2016
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

	As of and for the three months ended July 31, 2016
	DPS	PDS	DSS	Other	Total
	$	$	$	$	$
Total repositioning liability at April 30, 2016					3.4
Employee-related expenses	0.3	—	—	—	0.3
Consulting, professional and project management costs	—	—	0.1	—	0.1
Total expenses	0.3	—	0.1	—	0.4
Repositioning expenses paid					(0.4)
Foreign exchange					(0.1)
Total repositioning liability at July 31, 2016					3.3

	As of and for the three months ended July 31, 2015
	DPS	PDS	DSS	Other	Total
	$	$	$	$	$
Total repositioning liability at April 30, 2015					39.0
Employee-related expenses	1.0	—	0.2	—	1.2
Consulting, professional and project management costs	0.2	—	(0.5)	2.2	1.9
Total expenses	1.2	—	(0.3)	2.2	3.1
Repositioning expenses paid					(19.1)
Foreign exchange					(0.2)
Total repositioning liability at July 31, 2015					22.8

	As of and for the nine months ended July 31, 2016
	DPS	PDS	DSS	Other	Total
	$	$	$	$	$
Total repositioning liability at October 31, 2015					22.9
Employee-related expenses	3.1	—	—	—	3.1
Consulting, professional and project management costs	(0.3)	—	0.1	—	(0.2)
Total expenses	2.8	—	0.1	—	2.9
Repositioning expenses paid					(22.3)
Foreign exchange					(0.2)
Total repositioning liability at July 31, 2016					3.3
The balance of repositioning liabilities as of July 31, 2016 was recorded in accounts payable and accrued liabilities on the consolidated balance sheet. The Company does not have any long-term repositioning liabilities as of July 31, 2016.

	As of and for the nine months ended July 31, 2015
	DPS	PDS	DSS	Other	Total
	$	$	$	$	$
Total repositioning liability at October 31, 2014					46.6
Employee-related expenses	2.1	—	0.2	(0.5)	1.8
Consulting, professional and project management costs	5.7	—	7.1	6.7	19.5
Total expenses	7.8	—	7.3	6.2	21.3
Repositioning expenses paid					(39.7)
Foreign exchange					(5.4)
Total repositioning liability at July 31, 2015					22.8

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2016
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

$22.7 million of the total repositioning liabilities as of July 31, 2015 was recorded in accounts payable and accrued liabilities while $0.1 million was recorded in other long-term liabilities on the consolidated balance sheet.

10.    OTHER INFORMATION
Foreign exchange
During the three and nine months ended July 31, 2016, the Company recorded a foreign exchange gain of $3.2 million and a foreign exchange loss of $8.2 million, respectively. During the three and nine months ended July 31, 2015, the Company recorded foreign exchange losses of $1.6 million and $9.2 million, respectively. These amounts resulted from hedge and operating exposures.
Management Incentive Plan
On March 11, 2014, the Company adopted the Management Long-Term Incentive Plan (the "LTIP") to provide long-term incentives to select key management employees of Patheon and its subsidiaries who have contributed and are expected to contribute materially to the success of the Company, and to reward outstanding performance by such employees. Leadership, key positions or identified key talent may be invited to participate in the LTIP during an identified plan year. Compensation is payable under this plan upon an Exit Event by the controlling investors of the Company (JLL and DSM), if the participant is still employed by the Company, or a qualifying termination, as defined.
An Exit Event is defined as the earlier of: (a) a change of control, and (b) in connection with or following an Initial Public Offering ("IPO"), the sale or disposition by JLL or any of its affiliates of equity securities such that, immediately following such sale or disposition, either (i) JLL and its affiliates own less than 20% of the outstanding equity securities of the Partnership or the Partnership offeror, calculated on a fully-diluted basis, or (ii) JLL and its affiliates have received, in the aggregate, distributions in respect of such sale or disposition (together with any sale or disposition occurring prior thereto) equal to or in excess of 250% of the initial capital contributions and any additional capital contributions made by JLL and its affiliates for all equity securities of the Partnership or the Partnership offeror held by JLL and its affiliates prior to such sale or disposition.
Not later than 90 days following commencement of each applicable Company fiscal year that would end during the term of the LTIP, the compensation committee of the board of directors of the Company (the "Compensation Committee") will determine, in its sole and absolute discretion, with respect to such fiscal year, (i) the Participants (as defined in the LTIP) with respect to that fiscal year, (ii) the EBITDA Target (as defined in the LTIP), and (iii) the targeted amount of each Award. Each award shall be evidenced by a written notice and shall be deemed granted on the first day of the fiscal year with respect to which the Compensation Committee resolves to grant such award (the "Grant Date"). Awards are denominated as a percentage of the Participant’s base salary, with the target percentage based on the Participant’s level within the organization, as determined by the Compensation Committee in its sole and absolute discretion. All awards will be paid in the form of cash, or other property having a value equal to such cash payment, as determined by the Compensation Committee in its sole and absolute discretion.
Under the LTIP, the Company has granted $11.2 million in outstanding awards from March 11, 2014 through July 31, 2016, all of which vest over a five-year period. The Company did not report any compensation expense for the LTIP during the three and nine months ended July 31, 2016 and 2015 as this plan becomes payable only as a result of an event which is deemed to not be probable until the actual occurrence of the event.
Contingencies
Procaps Antitrust Matter
On December 10, 2012, Procaps S.A. (‘‘Procaps’’) filed a complaint against the Company in the United States District Court for the Southern District of Florida (the ‘‘District Court’’) (Case No. 12-cv-24356-DLG). The complaint involves the Company’s collaboration agreement with Procaps, pursuant to which both companies agreed to work together with respect to the marketing of a line of certain prescription pharmaceutical soft-gel development and manufacturing services. Procaps alleges that the Company’s acquisition of Banner, a business that historically has generated less than 10% of its revenues from softgel services for prescription pharmaceuticals, transformed the collaboration agreement into an anticompetitive restraint of trade and an agreement between direct competitors to set prices, divide markets and/or allocate geographic territories. Procaps seeks (i) a declaratory judgment that the collaboration agreement must cease and/or terminate; (ii) an injunction requiring that Patheon divest all of Banner’s soft-gel manufacturing capabilities; and (iii) monetary damages under federal and state antitrust and unfair competition laws, including treble damages for violations of the Sherman Act. Patheon subsequently answered Procaps’

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2016
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

complaint and filed its affirmative defenses to the complaint. In July 2014, upon Motion for Summary Judgment by Patheon, the court dismissed Procaps’ unfair competition claims, leaving only the antitrust claims in dispute. In March 2015, the court ordered trial to commence on November 16, 2015.
In October 2015, the court granted Patheon’s motion for summary judgment with respect to all of Procaps’ remaining claims in this matter. In November 2015, Procaps filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit (the ‘‘11th Circuit Court’’). Procaps filed its initial brief with the 11th Circuit Court in February 2016 and we filed our reply brief in May 2016. Procaps filed its reply to our reply brief in June 2016. The 11th Circuit Court has notified the parties that it will hear oral argument in this matter in November 2016.
In May 2016, Procaps filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce. The request for arbitration involves the above-mentioned collaboration agreement. Procaps alleges that (i) Patheon’s acquisition of Banner violated the exclusivity provision of the collaboration agreement, (ii) Patheon failed to return or destroy confidential information of Procaps, (iii) Patheon was unjustly enriched by obtaining the benefit of such confidential information to which it was not entitled, and (iv) Patheon breached implied duties of good faith and fair dealing in carrying out the collaboration agreement. Procaps seeks (i) with respect to the alleged breaches, compensatory damages and (ii) with respect to the claim for unjust enrichment, (a) disgorgement of profits received by Patheon by using any confidential information of Procaps, (b) repayment for all payments made to Patheon pursuant to the collaboration agreement, and (c) payment for the value of any intellectual property associated with the collaboration agreement. The Company filed its answer to the request for arbitration with the International Court of Arbitration of the International Chamber of Commerce in June 2016. The arbitration panel that will hear this matter was appointed in September 2016.
The Company has not included any accrual in the consolidated financial statements as of July 31, 2016 related to these matters as a result of its assessment that the likelihood of a material loss in connection with these matters are not probable. However, an adverse outcome in this matter could have a material adverse effect on the Company’s business, results of operations and financial condition.
Oral Contraceptive Putative Class Action and Mass Action
Two civil actions are pending in the United States (in Georgia and Pennsylvania) against the Company and one of its customers. These actions are in connection with the recall of certain lots of allegedly defective products manufactured by the Company for the customer. The customer has given the Company notice of its intent to seek indemnification from the Company for all damages, costs and expenses, pursuant to the manufacturing services agreement between the customer and the Company.
The first action is a two-plaintiff action in United States District Court for the Northern District of Georgia. The two named plaintiffs in this action had previously brought a motion for class certification that would have included 113 other plaintiffs as a class action. Defendants opposed the motion and the motion was denied in November 2015. The action was ordered to proceed on behalf of the two named plaintiffs only. Following denial of class certification in Georgia, plaintiffs’ lawyers commenced the second action as a mass action in the State of Pennsylvania on behalf of the 113 other plaintiffs that would have comprised the class in the Georgia action. Defendants removed the state action to the United States District Court for the Eastern District of Pennsylvania and have filed a motion to transfer the Pennsylvania federal action back to the federal district court in Georgia. Following closure of discovery in the Georgia action, plaintiffs filed a motion to transfer the Georgia action to Pennsylvania. Defendants opposed the motion and the motion was denied. Defendants then filed a motion for summary judgment in the Georgia action on August 24, 2016. On August 31, 2016, plaintiffs filed a motion to dismiss the Georgia action (without prejudice). The Court denied plaintiffs’ motion to dismiss on September 6, 2016. As the litigation is at an early stage, the Company is unable to estimate the potential damages for which the Company may be directly or indirectly liable.
Italian Client Dispute
In November 2015, the largest client of Patheon Italia S.p.A.’s (‘‘Patheon Italia’’), Ferentino, Italy facility filed a motion for injunctive relief in a Milan court under Article 700 of the Italian Civil Code. The client claims that remediation actions implemented by the Ferentino facility in response to the May 2015 FDA inspection, including, among other things, the use of a third party to certify all production batches for release, caused a significant slowdown in the quality control testing and batch release processes for the client’s product, thereby impairing the client’s ability to supply product in the amounts needed to fulfill its customers’ needs. The client sought an injunction ordering the Ferentino facility to (i) deliver products set forth in an October 6-7, 2015 release plan discussed by the parties; (ii) transfer products and documentation to the client to enable the client to perform the necessary quality control testing and release the products; and (iii) continue manufacture of the products at the capacity levels set forth in the supply agreement between the parties. The client further asked the court to impose a penalty of €0.2 million per day for every day that the Ferentino facility failed to comply with the order.

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2016
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

On December 7, 2015, Patheon Italia filed a response to the motion, denying all the claims set forth in the client’s motion and asserting several defenses. In particular, Patheon Italia informed the court that the parties had in fact executed an amendment to the existing quality agreement agreeing to transfer the testing and release responsibilities to the client, such amendment was executed prior to the filing of the motion by the client and should have been disclosed to the court in the client’s motion.
On December 10, 2015, the court held a hearing in this matter and on December 18, 2015, denied the client’s motion. The client has filed an appeal to the court's decision, which was heard on February 11, 2016. On February 29, 2016, the appeals court denied the client's appeal. The supply agreement with the client includes an arbitration provision and in its initial motion, the client indicated its intention to file an arbitration claim seeking money damages in this matter. This matter is in the early stages and the Company is unable to estimate the potential damages for which Patheon Italia may be liable if the client files an arbitration claim and prevails in such proceeding.
Statements of cash flows non-cash investing and financing activities

	Nine months ended July 31,
	2016	2015
Non-cash financing activities:	$	$
Assumption of earnout liability from the Partnership (1)	36.0	—
Distribution to member in form of a note payable (2)	51.0	—
Partnership units issued and value contributed to Patheon from Irix acquisition	—	1.0
Spinoff of subsidiary	—	34.1
Partnership units issued and value contributed to Patheon from Agere acquisition	—	6.8
(1) Refer to Note 11 for further information
(2) Refer to Note 12 for further information

11.    FINANCIAL INSTRUMENTS, FAIR VALUE AND RISK MANAGEMENT
The Company has determined the estimated fair values of its financial instruments based on appropriate valuation methodologies; however, considerable judgment is required to develop these estimates. The fair values of the Company's financial instruments are not materially different from their carrying values.
Fair value measurements
The Company classifies and discloses its fair value measurements using a fair value hierarchy that reflects the significance of the inputs used in making the measurements. The fair value hierarchy has the following levels: (a) quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1); (b) inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices) (Level 2); and (c) inputs for the asset or liability that are not based on observable market data (unobservable inputs) (Level 3).
The fair value is principally applied to financial assets and liabilities such as derivative instruments consisting of foreign exchange forward contracts, available-for-sale securities relating to Republic of Austria bonds, held-for-trading securities relating to the Company's U.S. deferred compensation plan, and a liability relating to an earnout payment on future Biologics operating results. The following table provides a summary of the financial assets and liabilities that are measured at fair value as of July 31, 2016 and October 31, 2015:

	Fair value measurement at July 31, 2016				Fair value measurement at October 31, 2015
Assets measured at fair value	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$	$	$	$
Available-for-sale securities	1.5	—	—	1.5	1.4	—	—	1.4
Held-for-trading securities	—	1.6	—	1.6	—	1.7	—	1.7
Total assets	1.5	1.6	—	3.1	1.4	1.7	—	3.1

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2016
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

	Fair value measurement at July 31, 2016				Fair value measurement at October 31, 2015
Liabilities measured at fair value	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$	$	$	$
Foreign exchange forward contracts	—	1.4	—	1.4	—	7.6	—	7.6
Earnout liability	—	—	38.7	38.7	—	—	—	—
Total liabilities	—	1.4	38.7	40.1	—	7.6	—	7.6
Level 1 - Based on quoted market prices in active markets.
Level 2 - Inputs, other than quoted prices in active markets, that are observable, either directly or indirectly.
Level 3 - Unobservable inputs that are not corroborated by market data.
The following table presents the fair value of the Company's derivative financial instruments and their classifications on the consolidated balance sheets as of July 31, 2016 and October 31, 2015:

	Assets as of July 31, 2016		Assets as of October 31, 2015
	Balance sheet location	Fair value	Balance sheet location	Fair value
		$		$
Available-for-sale securities	Investments	1.5	Investments	1.4
Held-for-trade securities	Investments	1.6	Investments	1.7
Total		3.1		3.1

	Liabilities as of July 31, 2016		Liabilities as of October 31, 2015
	Balance sheet location	Fair value	Balance sheet location	Fair value
		$		$
Foreign exchange forward contracts	Accounts payable and accrued liabilities	1.4	Accounts payable and accrued liabilities	7.0
Foreign exchange forward contracts	Other long-term liabilities	—	Other long-term liabilities	0.6
Earnout liability	Other long-term liabilities	38.7	Other long-term liabilities	—
Total		40.1		7.6
The Company has the option to net settle its derivatives with the counter party under the terms of its contracts and as such any unrealized positions are recorded net. As of July 31, 2016, the Company had gross unrealized losses of $2.0 million and gross unrealized gains of $0.6 million under its derivative contracts. As of October 31, 2015, the Company had gross unrealized losses of $7.9 million and gross unrealized gains of $0.3 million under its derivative contracts.
Long-term obligations
As of July 31, 2016, the fair values and carrying values of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	$	$	$	$	$
Long-term debt, including current portion	—	2,756.8	—	2,756.8	2,712.8
As of October 31, 2015, the fair values and carrying values of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	$	$	$	$	$
Long-term debt, including current portion	—	2,675.8	—	2,675.8	2,667.9
The fair value of the Company's long-term debt, including the current portion of long-term debt, is based on the quoted market prices for the same issues or on the current rates offered for debt of similar remaining maturities.

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2016
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

Foreign exchange forward contracts and other arrangements
The Company utilizes financial instruments to manage the risk associated with fluctuations in foreign exchange and interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions.
As of July 31, 2016, the Company's Canadian operations had entered into foreign exchange forward contracts to sell a net aggregate amount of $94.2 million (USD). These contracts hedge the Canadian operations expected exposure to U.S. dollar denominated receivables and mature at the latest on July 19, 2017, at an average exchange rate of $1.2837 Canadian dollars per U.S. dollar. The mark-to-market value of these financial instruments as of July 31, 2016 was a net unrealized loss of $1.4 million, which has been recorded in accumulated other comprehensive income in shareholders' deficit, net of associated income tax.
The Company acquired a portion of its Biologics business from DSM ("the DPP acquisition") in March 2014. In connection with the DPP acquisition, DSM was entitled to receive certain additional future contingent payments based on the performance of the acquired biologics business (the "earnout"). Under the terms of the original contribution agreement, the earnout only related to the DSM biologics business acquired in March 2014 and the earnout liability was payable by the Partnership, the parent of the Company before the Company's IPO on July 21, 2016. The value of the earnout liability as of January 29, 2016 was $36.0 million.
On January 29, 2016, the Company, the Partnership, JLL, and DSM entered into an agreement (the "Earnout Agreement") whereby the Partnership’s earnout liability was legally assigned to the Company. The assignment of the liability from the Partnership to the Company was deemed a capital transaction with the Partnership of $36.0 million.
Concurrently, the calculation of the earnout consideration was revised to include the future earnings of the Company’s entire biologics business ("Biologics Adjusted EBITDA"), which includes biologics business acquired in connection with a September 2014 acquisition of Gallus Pharmaceuticals. As a result of executing this Earnout Agreement, the Company will pay additional consideration to DSM based on the achievement of certain Biologics Adjusted EBITDA targets, as defined in the Earnout Agreement, of the Company’s biologics business at the conclusion of the 2020 fiscal year. If the Company sells or disposes of the biologics business prior to the end of the 2020 fiscal year, Biologics Adjusted EBITDA will be calculated by applying a 10% compounded annual growth rate through the remaining period ending October 31, 2020 to the Biologics Adjusted EBITDA for the twelve-month period ended on the last day of the month immediately preceding the date of such sale or disposition. The Company's maximum and minimum payments to DSM under the terms of the Earnout Agreement is $60.0 million and $25.0 million, respectively. Using the revised earnout definition, the value of the earnout liability as of January 31, 2016 was $31.1 million and resulted in the Company recognizing income of $4.9 million in the first quarter of fiscal 2016.
The Company estimated the value of the earnout by valuing the three payout tranches. The first tranche of the $25.0 million minimum earnout payment, which is not contingent to Biologics Adjusted EBITDA performance, was estimated by discounting the $25.0 million using cost of debt of the Company. The values of the remaining two tranches, (i) an additional $25.0 million earnout payment which will be realized gradually as Biologics Adjusted EBITDA reaches $98.0 million, and (ii) an additional $10.0 million earnout payment which will be achieved gradually as Biologics Adjusted EBITDA approaches $110.0 million, were estimated using an option pricing framework, where the Company used a modified Black-Scholes model.
The Company adjusted the earnout value to its estimated fair value as of July 31, 2016 to $38.7 million. The Company has recorded $6.4 million and $7.6 million of expense in the three and nine months ended July 31, 2016 relating to marking the liability to its estimated fair value. The July 31, 2016 earnout valuation applies an asset volatility of 30% and an asset beta of 1.0. A 1% change in asset volatility would have an impact on the value of +/- $0.3 million while a 0.1 change in beta would have an impact on the value of +/- $0.5 million. Assumptions are level 3 in nature.
The earnout liability activity is summarized as follows for the nine months ended July 31, 2016:

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2016
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

Total
$
Balance at October 31, 2015	—
Liability assumed from parent	36.0
Total (gains) losses for the period:
Gain from revised earnout definition	(4.9)
Change in fair value	7.6
Balance at July 31, 2016	38.7
Gain/loss activity relating to the earnout is recorded in other operating income on the consolidated statements of operations.
Risks arising from financial instruments and risk management
The Company's activities expose it to a variety of financial risks: market risk (including foreign exchange and interest rate), credit risk and liquidity risk. The Company's overall risk management program focuses on the unpredictability of financial markets and seeks to minimize potential adverse effects on the Company's financial performance. The Company uses derivative financial instruments to hedge certain risk exposures. The Company does not purchase any derivative financial instruments for speculative purposes.
Financial risk management is the responsibility of the Company's corporate treasury. The corporate treasury works with the Company's operational personnel to identify, evaluate and, where appropriate, hedge financial risks. The Company's corporate treasury also monitors material risks and discusses them with the Audit Committee of the Board of Directors.
Foreign exchange risk
As of July 31, 2016, the Company operated in Canada, the United States, Italy, France, the United Kingdom, The Netherlands, Australia, Germany, Austria, and Japan. Foreign exchange risk arises because the value of the local currency receivable or payable for transactions denominated in foreign currencies may vary due to changes in exchange rates ("transaction exposures") and because the non-U.S. dollar denominated financial statements of the Company may vary on consolidation into the reporting currency of U.S. dollars ("translation exposures").
The Company's most significant transaction exposure is from its Canadian operations. Approximately 90% of the cash receipts and 10% of the cash outflows relating to Canadian operations are transacted in U.S. dollars. As a result, the Company may experience transaction exposures because of volatility in the exchange rate between the Canadian and U.S. dollar. Based on the Company's current U.S. denominated net inflows, as of July 31, 2016, fluctuations of +/- 10% would, everything else being equal, have an effect on quarterly (loss) income before income taxes of approximately +/- $9.6 million, prior to hedging activities.
The objective of the Company's foreign exchange risk management activities is to minimize transaction exposures and the resulting volatility of the Company's earnings. The Company manages this risk by entering into foreign exchange contracts. As of July 31, 2016, the Company has entered into foreign exchange contracts to cover approximately 78% of its Canadian-U.S. dollar cash flow exposures for the next twelve months.
The amount of the Company's Euro denominated debt designated as a hedge against its net investment in its subsidiaries in Austria, The Netherlands, Germany, France and Italy, is €466.6 million as of July 31, 2016. This hedge was originally designated in March 2014 as a part of the Company's acquisition of manufacturing sites from DSM and is re-designated on a quarterly basis. As of July 31, 2016, the balance of the net investment hedge was $62.8 million and is included in accumulated other comprehensive income (loss) in members' deficit. Any unrealized exchange losses are included in the consolidated statement of operations due to ineffectiveness.
The following table summarizes the net investment hedge foreign exchange activity for the three and nine months ended July 31, 2016 and 2015 since net investment hedge inception:

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2016
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

	Three months ended July 31,		Nine months ended July 31,
	2016	2015	2016	2015
	$	$	$	$
Foreign exchange gain (loss) for the period from net investment hedge	12.9	11.0	(8.1)	42.9
Release of ineffective portion of net investment hedge to consolidated statement of operations	(1.2)	—	1.0	—
Net investment hedge gain from sale of Italian subsidiary reclassified to consolidated statement of operations	—	(3.9)	—	(3.9)
Net gain (loss) to other comprehensive income (loss) for the period related to net investment hedge	11.7	7.1	(7.1)	39.0
Translation gains and losses related to certain foreign currency denominated intercompany loans are included as part of the net investment in certain foreign subsidiaries, and are included in accumulated other comprehensive income (loss) in shareholders' deficit.
The following table summarizes the foreign currency activity on the intercompany loans that are included as part of the net investment in certain foreign subsidiaries for the three and nine months ended July 31, 2016 and 2015 since net investment hedge inception:

	Three months ended July 31,		Nine months ended July 31,
	2016	2015	2016	2015
	$	$	$	$
Foreign exchange gain (loss) for the period from long-term intercompany loan revaluation	(1.6)	(0.8)	1.4	(6.6)
Credit risk
Credit risk arises from cash and cash equivalents held with banks and financial institutions, derivative financial instruments (foreign exchange contracts with positive fair values), and credit exposure to customers, including outstanding accounts receivable. The maximum exposure to credit risk is equal to the carrying value of the financial assets.
The objective of managing counterparty credit risk is to prevent losses in financial assets. The Company regularly assesses the credit quality of the counterparties, taking into account their financial position, past experience and other factors. Management also regularly monitors the utilization of credit limits. In cases where the credit quality of a customer does not meet the Company's requirements, a cash deposit is received before any services are provided. As of July 31, 2016 and October 31, 2015, the Company held deposits of $6.6 million and $7.3 million, respectively.
Liquidity risk
Liquidity risk arises when financial obligations exceed financial assets available at a particular point in time. The Company's objective in managing liquidity risk is to maintain sufficient readily available reserves in order to meet its liquidity requirements at all times. The Company mitigates liquidity risk by maintaining cash and cash equivalents on-hand and through the availability of funding from credit facilities. As of July 31, 2016, the Company was holding cash and cash equivalents of $738.8 million and had undrawn lines of credit available to it of $202.1 million.

12.    LONG-TERM DEBT
Long-term debt in the accompanying consolidated balance sheets at July 31, 2016 and October 31, 2015 consists of the following:

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2016
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

	As of July 31, 2016	As of October 31, 2015
	$	$
USD Term Loan with a base rate plus 2.25% or LIBOR with a floor of 1% plus 3.25% rate, (currently 4.25%), and maturity date of March 10, 2021 (the "Credit Agreement")	1,141.8	1,150.6
Euro Term Loan with a base rate plus 2.50% or LIBOR with a floor of 1% plus 3.50% rate, (currently 4.50%), and maturity date of March 10, 2021 (the "Credit Agreement")	521.7	517.5
8.75% / 9.50% Senior PIK Toggle Notes due May 1, 2020 (the "Senior PIK Toggle Notes")	550.0	550.0
7.50% Senior Notes due February 1, 2022 (the "Notes")	450.0	450.0
10.75% Note Payable due to DSM Newco B.V. (the "Note Payable")	51.0	—
Seller financing incurred by Gallus, non-interest bearing with a maturity date of May 13, 2016	—	2.0
Government of Austria research and development loans with annual interest rates ranging from 1.56% to 3.16% and maturities through March 2020	3.7	4.7
Italian subsidized loan with annual interest rate of 0.5%, and maturity date of June 30, 2020	4.2	4.3
Italian bank loan with Euribor 6-month + 7.1% rate, and maturity date of June 30, 2020	0.7	0.7
Other obligations	0.1	0.1
Total long-term debt outstanding	2,723.2	2,679.9
Less original issue discount, net of accumulated amortization of $5.7 million and $4.1 million, respectively	(10.4)	(12.0)
Less current portion	(620.4)	(21.2)
Balance, end of the period	2,092.4	2,646.7
2014 Term Loans and Revolving Line
On March 11, 2014, the Company completed the refinancing of its existing credit facility (the "Refinancing"), pursuant to which it entered into a credit agreement (the "Credit Agreement") documenting a new credit facility (the "Credit Facility") for a USD denominated secured term loan in the amount of $985.0 million and a Euro denominated secured term loan in the amount of €250.0 million, or $345.0 million, (together, with the incremental term loans described below, the "Secured Term Loans") and a secured multi-currency revolving line in the amount of $200.0 million (the "Secured Revolving Facility"). Up to $75.0 million of the Secured Revolving Facility is available for letters of credit. The Secured Term Loans mature on March 10, 2021, and the Secured Revolving Facility matures on March 10, 2019. The USD denominated Secured Term Loan bears interest at a rate per annum equal to, at the option of the Company, a base rate plus 2.25% or LIBOR with a floor of 1% plus 3.25%. The Euro denominated Secured Term Loan bears interest at a rate per annum equal to, at the option of the Company, a base rate plus 2.50% or LIBOR with a floor of 1% plus 3.50%. Borrowings under the Secured Revolving Facility bear interest for euro dollar loans at LIBOR with a floor of 1% plus 3.25%, Canadian prime rate loans at the Canadian prime rate plus 2.25%, and base rate loans at the base rate plus 2.25%. The Company will also pay a commitment fee of 0.50% per annum on the unused portion of the Secured Revolving Facility with a step down to 0.375% when the First Lien Leverage Ratio (as defined below) is less than or equal to 3.00 to 1.00.
On September 29, 2014, the Company entered into Amendment No. 1 to the Credit Agreement which added two incremental term loans to the Credit Facility; a USD denominated term loan in the amount of $160.0 million, and a Euro denominated term loan in the amount of €70.0 million, or $88.7 million. The Company used the proceeds for these two incremental term loans to fund a portion of the purchase price for the Gallus Acquisition. The other material terms of the incremental term loans are identical to those of the initial term loans.
On March 31, 2015 the Company entered into Amendment No. 2 to the Credit Agreement which added two incremental term loans to the Credit Facility; a Euro denominated term loan in the amount of €155.0 million, or $164.3 million and a USD denominated term loan in the amount of $20.0 million. The Company used the proceeds for these two incremental term loans to fund the purchase price of the Irix Acquisition. The other material terms of the incremental term loans are identical to those of the initial term loans.
As of July 31, 2016, there were no outstanding borrowings under the Revolving Line.
Under the Secured Revolving Facility, the Company is required to maintain a First Lien Leverage Ratio below a certain amount for each of the Testing Periods as set forth in the Credit Agreement after such time as the Company has borrowed 25%

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2016
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

or $50.0 million under the Secured Revolving Facility. For purposes of the Credit Agreement, a Testing Period means a single period consisting of the most recent four consecutive fiscal quarters ending on the covenant determination date. As of July 31, 2016, the Company was not required to calculate the First Lien Leverage Ratio as there were no borrowings outstanding under the Secured Revolving Facility. The following table discloses the maximum First Lien Leverage Ratios permitted under the Credit Agreement:

Testing Period Ending	Maximum Ratio
April 30, 2014 through October 31, 2014	6.75 to 1.00
November 1, 2014 through October 31, 2015	6.50 to 1.00
November 1, 2015 through October 31, 2016	6.25 to 1.00
November 1, 2016 through October 31, 2017	6.00 to 1.00
November 1, 2017 and thereafter	5.75 to 1.00
Because the Company has not to date borrowed 25% or $50.0 million under the Secured Revolving Facility, the Company was not required to comply with the First Lien Leverage Ratio covenant described above at any time during the nine months ended July 31, 2016.
"First Lien Leverage Ratio" is generally defined in the Credit Agreement as the ratio of (i) the sum of the aggregate principal amount of the Company's and its restricted subsidiaries' indebtedness for borrowed money, principal amount of capital lease obligations and debt obligations evidenced by bonds, promissory notes, debentures or debt securities that is secured by a first priority lien on the collateral minus unrestricted cash and cash equivalents held by the Company and its restricted subsidiaries in each case set forth in the Credit Agreement to (ii) Consolidated EBITDA. Consolidated EBITDA is generally defined in the Credit Agreement as income (loss) from continuing operations before repositioning expenses, interest expense, foreign exchange losses reclassified from other comprehensive income (loss), refinancing expenses, acquisition-related costs, gains and losses on sale of capital assets, income taxes, asset impairment charges, depreciation and amortization, stock-based compensation expense, consulting costs related to the Company's operational initiatives, purchase accounting adjustments, other income and expenses, non-cash charges, expenses related to the DPP Acquisition, pro forma cost savings from operational excellence initiatives and plant consolidations, pro forma synergies from the DPP Acquisition, and proceeds from business interruption insurance, among other adjustments. Consolidated EBITDA is not equivalent to Adjusted EBITDA, which, as discussed in Note 6, is the Company's measure of segment performance.
The Company is required to make the following mandatory prepayments in respect of the Secured Term Loans: (i) 50% of Excess Cash Flow (as defined in the Credit Agreement) when the Company maintains a First Lien Leverage Ratio of greater than 4.00 to 1.00, with step downs to (a) 25% when the Company maintains a First Lien Leverage Ratio of less than or equal to 4.00 to 1.00 but greater than 3.50 to 1.00 and (b) 0% when the Company maintains a First Lien Leverage Ratio of less than or equal to 3.50 to 1.00; (ii) 100% of the net cash proceeds of certain asset sales (including insurance and condemnation proceeds), subject to thresholds, reinvestment rights and certain other exceptions; and (iii) 100% of the net cash proceeds of issuances of debt obligations, subject to certain exceptions and thresholds. "Excess Cash Flow" is generally defined as Consolidated EBITDA (as defined in the Credit Agreement) plus, (i) decreases in working capital, (ii) extraordinary or nonrecurring income or gains and (iii) certain other adjustments, minus, (a) increases in working capital, (b) cash interest, (c) cash taxes, (d) cash capital expenditures (e) scheduled debt amortization and (f) certain other adjustments. No Excess Cash Flow payment was required for fiscal 2015. As the Excess Cash Flow calculation is performed annually, no payment is due for the nine months ended July 31, 2016. The Company may voluntarily repay borrowings under the Credit Facility at any time.
If the Company has failed to maintain the applicable First Lien Leverage Ratio, it may nevertheless avoid a default by (i) repaying outstanding borrowings under the Revolving Line in an amount sufficient to avoid triggering the First Lien Leverage Ratio for that fiscal quarter or (ii) accepting a cash contribution of qualified equity in an amount which, if treated as Consolidated EBITDA, would bring the Company into compliance with the applicable First Lien Leverage Ratio for that fiscal quarter, in each case during the 11 business days following the deadline for delivery of the Company’s compliance certificate for that fiscal quarter. In addition, maintenance of the First Lien Leverage Ratio is required only with respect to the Revolving Line; the Term Loans do not directly benefit from the financial covenant and, until the Revolving Line is terminated and all outstanding borrowings thereunder are accelerated, will remain unaffected by a default under the Revolving Line that arises from the Company’s failure to maintain the applicable First Lien Coverage Ratio.
The Credit Agreement contains other customary terms, including (i) representations, warranties and affirmative covenants, (ii) negative covenants (in addition to the limitation on distributions and the requirement to maintain the First Lien Leverage Ratio levels as described above), such as limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, prepayments of subordinated debt, and transactions with affiliates, in each case subject to baskets, thresholds and

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2016
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

other exceptions, and (iii) events of default, such as for non-payment, breach of other covenants, misrepresentations, cross default to other debt, change in control, bankruptcy events, ERISA events, unsatisfied judgments and actual or asserted invalidity of guarantees or security documents.
As of July 31, 2016, the Company was in compliance with the covenants in the Credit Facility.
Provided that the Company is in compliance with the First Lien Leverage Ratio test and no default under the Credit Agreement is continuing or would result therefrom, the covenant in the Credit Agreement that limits the Company's ability to pay dividends or make other distributions to its shareholders generally permits (with certain exceptions and qualifications) the Company to pay dividends or make such distributions in an aggregate amount, when taken together with the aggregate amount of any prepayment, repurchase, redemption or defeasance of subordinated indebtedness, not to exceed the greater of (x) 3.00% of Consolidated Total Assets and (y) $65.0 million and (ii) in aggregate amount not to exceed the available amount (as defined in the Credit Agreement) at such time. Other than the return of capital discussed in Note 5, the Company historically has not paid dividends on its membership interests.
The Credit Facility is guaranteed by the Company and certain subsidiaries, and is secured by a first priority pledge on substantially all of the assets of the Company and the subsidiary guarantors, in each case subject to certain exceptions.
2015 Senior PIK Toggle Notes
In May 2015, the Company issued $550.0 million in aggregate principal amount of 8.75% / 9.50% Senior PIK Toggle Notes due May 1, 2020 (the ‘‘Senior PIK Toggle Notes’’) in a private placement, pursuant to which it entered into an indenture (the "Indenture") with a commercial bank acting as trustee.
Interest on the Senior PIK Toggle Notes accrues at a rate of 8.75% per annum with respect to cash interest and 9.50% per annum with respect to payment in kind (PIK) interest. The interest is payable semiannually in arrears on each May 1 and November 1, commencing on November 1, 2015. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months. As of July 31, 2016, these Senior PIK Toggle Notes are not guaranteed by any of the Company’s subsidiaries. To the extent that any restricted subsidiary guarantees the Credit Facility or other material indebtedness of the Company in the future, then each such restricted subsidiary will become a guarantor of the Senior PIK Toggle Notes.
Except for offers to purchase the Senior PIK Toggle Notes upon certain asset sales or a change in control of the Company, no mandatory redemption or sinking fund payment is required with respect to the Senior PIK Toggle Notes.
After May 1, 2016, the Company may redeem all or a portion of the Senior PIK Toggle Notes at the applicable redemption prices set forth below (expressed as percentages of principal amount redeemed), plus unpaid interest accruing on the principal amount redeemed to, but excluding, the Redemption Date:

Year	%
2016	102.000
2017	101.000
2018 and thereafter	100.000
In addition, the Company may redeem all of the Senior PIK Toggle Notes at a redemption price equal to the principal amount redeemed, plus unpaid interest accruing to (but excluding) the Redemption Date, upon certain adverse changes in applicable tax laws.
The Senior PIK Toggles Notes are guaranteed by the Company and the Indenture does not require the Company to maintain compliance with any financial covenants. The Indenture does contain customary affirmative and negative covenants, including with respect to mergers, consolidations, asset sales, restricted payments, restricted investments, issuance of debt and equity, liens, and affiliate transactions, restricted distributions subject to baskets and other exceptions. However, the Company will be exempt from many of the negative covenants if the Notes receive investment grade ratings from both Moody’s and S&P. The Indenture also contains customary events of default, such as for non-payment, breach of other covenants, misrepresentation, cross default to other material debt, bankruptcy events, unsatisfied judgments, and actual or asserted invalidity of guarantees.
As of July 31, 2016, the Company was in compliance with covenants in the Indenture.

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2016
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

As of July 31, 2016, the Company intended to use the proceeds obtained from the July 21, 2016 IPO plus additional cash on hand to redeem the Senior PIK Toggle Notes in the fourth quarter of fiscal 2016. As a result, the full amount of the Senior PIK Toggle Notes is classified as current on our consolidated balance sheet. See Note 15 regarding subsequent redemption of the Senior PIK Toggle Notes.
2014 Senior Unsecured Notes
In February 2014, the Company issued $450.0 million in aggregate principal amount of 7.50% senior unsecured notes due February 1, 2022 (the "Notes") in a private placement, pursuant to which it entered into an indenture (the “Indenture”) with a commercial bank acting as trustee.
Interest on the Notes accrues at a rate of 7.50% per annum and is payable semiannually in arrears on each February 1 and August 1, commencing on August 1, 2014. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months. The Notes are generally required to be guaranteed by each of the Company’s restricted subsidiaries that guarantees the Credit Facility or that guarantees other material indebtedness of the Company or other Note guarantors.
Except for offers to purchase Notes upon certain asset sales or a change in control of the Company, no mandatory redemption or sinking fund payment is required with respect to the Notes.
Prior to February 1, 2017, the Company may redeem all or a portion of the Notes at a redemption price equal to the principal amount redeemed, plus unpaid interest accruing on the principal amount redeemed to (but excluding) the Redemption Date, plus a make whole premium equal to the greater of (a) 1% of the principal amount redeemed and (b) (i) 105.625% of the principal amount redeemed) plus all required interest payments on that principal amount through February 1, 2017, discounted back to the Redemption Date, minus (ii) the principal amount redeemed.
On and after February 1, 2017, the Company may redeem all or a portion of the Notes at the applicable redemption prices set forth below (expressed as percentages of principal amount redeemed), plus unpaid interest accruing on the principal amount redeemed to, but excluding, the Redemption Date:

Year	%
2017	105.625
2018	103.750
2019	101.875
2020 and thereafter	100.000
In addition, the Company may redeem all of the Notes at a redemption price equal to the principal amount redeemed, plus unpaid interest accruing to (but excluding) the redemption, upon certain adverse changes in applicable tax laws.
The Notes are guaranteed by the Company and the Indenture does not require the Company to maintain compliance with any financial covenants. The Indenture does contain customary affirmative and negative covenants, including with respect to mergers, asset sales, restricted payments, restricted investments, issuance of debt and equity, liens, and affiliate transactions, subject to baskets and other exceptions. However, the Company will be exempt from many of the negative covenants if the Notes receive investment grade ratings from both Moody’s and S&P. The Indenture also contains customary events of default, such as for non-payment, breach of other covenants, misrepresentation, cross default to other material debt, bankruptcy events, unsatisfied judgments, and actual or asserted invalidity of guarantees.
As of July 31, 2016, the Company was in compliance with the covenants in the Indenture.
Note Payable to DSM Newco B.V.
In June 2016, the Company issued a $51.0 million promissory note as a distribution to one of its members, DSM Newco B.V., in order to provide funds for the Partnership to redeem and cancel the preferred interest in the Partnership held by DSM. The promissory note is callable at any time. The promissory note will bear interest at a rate of 10.75% per annum.
As of July 31, 2016, the Company intended to use the proceeds obtained from the July 21, 2016 IPO plus additional cash on hand to redeem the Note Payable in the fourth quarter of fiscal 2016. As a result, the full amount of the Note Payable is classified as current on our consolidated balance sheet. See Note 15 regarding subsequent redemption of the Note Payable.
Other Financing Arrangements

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2016
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

During the third quarter of fiscal 2013, the Company received assistance from the Italian government in the form of two loans. One loan is a subsidized loan for approximately €6.0 million, of which the Company received €5.4 million during the third quarter of 2013 and the remaining €0.6 million in the second quarter of 2016. The subsidized loan has an annual interest rate of 0.5%, a maturity date of June 30, 2020 and amortizes in fixed semi-annual installments. The second loan is a bank loan of approximately €0.7 million, of which the Company received €0.6 million during the third quarter of 2013 and the remaining €0.1 million in the second quarter of 2016. The bank loan bears interest at a 6-month Euribor rate plus 7.1%, has a maturity date of June 30, 2020 and amortizes in six variable semi-annual installments beginning in December 2017.
The Company receives research and development loans from the Austrian government. The loans hold various interest rates and have maturity dates through March 31, 2020. The aggregate current balance of these loans as of July 31, 2016 is $3.7 million.
In connection with the Gallus Acquisition in September 2014, the Company assumed $4.0 million in seller financing previously incurred by Gallus. The debt was non-interest bearing and matured in the third quarter of 2016.
In May 2011, Gallus entered into an agreement with St. Louis County under the county's Chapter 100 program. Under the program, Gallus transferred title of the St. Louis location's buildings and property to St. Louis County in exchange for St. Louis County, Missouri Taxable Industrial Revenue Bonds (Chapter 100 Bonds) of equal value. Gallus then simultaneously leased back the land and facility to St. Louis County. The proceeds of principal and interest on the Chapter 100 Bonds are equal to the lease payment obligations on the Loan. This arrangement was acquired by the Company through the acquisition of Gallus Pharmaceuticals in September 2014.
In August 2015, the agreement with St. Louis County was amended by the Company to extend through December 21, 2029 (originally December 21, 2021), which is consistent with the maturity date of the Chapter 100 Bonds. The Company has determined that it has a legal right of offset for the obligations under the lease agreement with the proceeds receivable from the Chapter 100 Bonds and intends to offset the balance. As a result, the offsetting amounts have not been recorded in the financial statements. The bonds require the Company to maintain a minimum level of employment throughout the term of the loan and an additional investment in the St. Louis facility of at least $47.0 million by December 31, 2019.
In addition to the terms of the bonds indicated above, the Company also entered into an agreement under which it makes "Payments In Lieu Of Taxes" (PILOT) fee payments in lieu of property taxes, which is equal to 50% of the property taxes that would have otherwise been payable on the property. The PILOT fees will increase in years which the Company has not maintained the minimum number of employees as required by the agreement on a prospective basis.
The Company has possessory and equitable title to the property, and at any time can purchase legal title for a nominal fee. In addition, as the holder of the bonds, the Company can waive any default on the lease payments. As the Company retains all benefits of ownership and can take title at any time, at which point the bonds it holds would be redeemed to settle its obligations under the lease agreement, the Company has concluded the land and personal property continue to be assets and are recorded on the consolidated balance sheets.

13.    RELATED PARTIES
Related Party Transactions
JLL Partners
The Company has a service agreement with JLL Partners Inc., some JLL Partners affiliates and DSM whereby the Company will reimburse the parties for management, consulting, financial, and other business services provided under the agreement. The amounts spent on these services, as well as the amounts payable outstanding in relation to these services, are shown in the related party tables below.
DSM
The Company has transition service agreements ("TSAs") with DSM resulting from the DPP Acquisition whereby DSM performs certain shared service functions on behalf of the Company. Additionally, the Company performs certain services on behalf of DSM. The revenue and expenses relating to these services, as well as the accounts receivable and payable outstanding in relation to these services, are shown in the related party tables below.

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2016
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

The Company decided not to extend a majority of the service agreements covered by the TSA beyond December 31, 2014 and as such notified DSM in the first quarter of fiscal 2015. The Company reached a formal settlement with DSM relating to the termination of these services for €14.1 million in late fiscal 2015, which was paid in the first quarter of fiscal 2016.
BLS
The Company has a management service agreement with BLS whereby the Company will provide various management, financial, legal and other business services to BLS. Additionally, the Company has two service agreements with BLS whereby the Company is able to both provide and receive services from BLS. Both agreements were effective August 1, 2015. In the first quarter of fiscal 2016, BLS sold their commercial business to a third party. The future economic impact of the agreements was transferred with the sale. The revenue and expenses relating to these services, as well as the accounts receivable and payable outstanding in relation to these services, are shown in the related party tables below.

	Three months ended July 31,		Nine months ended July 31,
Revenues/Expenses	2016	2015	2016	2015
	$	$	$	$
JLL Partners Expenses	0.1	0.1	0.3	0.3

DSM Revenues	2.4	0.2	3.3	0.9
DSM Expenses	3.1	7.1	8.3	21.9

Banner Life Sciences Revenues	—	—	7.9	—

	Balances as of
Accounts Receivable/Payable Balances	July 31, 2016	October 31, 2015
	$	$
JLL Partners Accounts Payable	0.1	—

DSM Accounts Receivable	0.9	2.7
DSM Accounts Payable	2.4	4.5

Banner Life Sciences Accounts Receivable	0.9	1.7
Equity Method Investments
Banner Life Sciences
In October 2015, the Company invested $5.0 million in Banner Life Sciences. The investment resulted in Banner Life Sciences becoming a variable interest entity, but the entity is not consolidated as the Company does not have the ability to control the entity and therefore does not have the power to direct Banner Life Sciences' activities. The Company's maximum exposure to loss relating to this variable interest entity is limited to the carrying value of the investment. The investment is presented within investments in the consolidated balance sheets. In March 2016, the Company received a $2.4 million cash distribution from Banner Life Sciences.
Percivia
The Company holds a 50.0% interest in Percivia, a limited liability company for the purpose of performing research and development activities and licensing certain technology. In February 2016, the Company received a $1.2 million return of capital from Percivia in the form of a cash distribution.
Chemiepark
The Company holds a 47.5% interest in Chemiepark, a company tasked with providing fire protection for the chemicals site in Linz, Austria.
BSP Pharmaceuticals

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2016
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

The Company previously held an 18% interest in two Italian companies (collectively referred to as "BSP Pharmaceuticals"), whose largest investor was previously an officer of the Company until December 31, 2009. As a result of the shareholders’ agreement with the other investors in BSP Pharmaceuticals that provides the Company with significant influence over BSP Pharmaceuticals’ operations, the Company accounted for its investment in BSP Pharmaceuticals using the equity method. In September 2015, the Company sold its ownership interest in BSP Pharmaceuticals for €19.0 million ($21.4 million) in cash, resulting in a gain on sale of investment of $16.2 million in fiscal 2015.

	Values as of
Equity Method Investment Values	July 31, 2016	October 31, 2015
	$	$
Banner Life Sciences	3.3	5.0
Percivia	5.7	6.7
Chemiepark	0.1	0.1
Total	9.1	11.8
Investment carrying values are presented within investments in the consolidated balance sheets.

	Three months ended July 31,		Nine months ended July 31,
Equity Method Gain/(Loss)	2016	2015	2016	2015
	$	$	$	$
Banner Life Sciences	(0.6)	—	0.7	—
Percivia	—	—	0.2	0.1
BSP Pharmaceuticals	—	—	—	0.4
Total	(0.6)	—	0.9	0.5
Equity method earnings are presented within other (income) loss, net in the consolidated statement of operations.

14.    INCOME TAXES
The Company accounts for income taxes under FASB ASC 740, Income Taxes ("ASC 740"). The Company calculates its quarterly tax provision consistent with the guidance provided by ASC 740-270, whereby the Company forecasts its estimated annual effective tax rate then applies that rate to its year-to-date pre-tax book (loss) income. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective rate, including factors such as the valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, or changes in or the interpretation of tax laws in jurisdictions where the Company conducts business. The Company has recorded valuation allowances against certain Netherlands and other foreign jurisdictions due to insufficient evidence supporting the Company's ability to use these assets in the future.
For the nine months ended July 31, 2016 and 2015, the Company recorded a provision for income taxes in continuing operations of $0.3 million and $19.8 million, respectively. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, repositioning, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item.
In the second quarter of fiscal 2016, Patheon UK Ltd., a company subsidiary, released a $15.0 million valuation allowance on its deferred tax assets. Patheon UK’s deferred tax assets were primarily the result of net operating losses from trading activities. The entire allowance was released on the basis of management's assessment that the deferred tax assets of Patheon UK are more likely than not to be realized.
In the third quarter of fiscal 2016, Patheon Puerto Rico, Inc., a company subsidiary, released a $4.8 million valuation allowance on its deferred tax assets. Patheon Puerto Rico’s deferred tax assets were primarily the result of net operating losses from trading activities and capital events. The released allowance excluded Patheon Puerto Rico's allowances attributable to unrealizable assets. The allowance was released on the basis of management's assessment that the deferred tax assets of Patheon Puerto Rico are more likely than not to be realized.

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months Ended July 31, 2016
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

As of the nine months ended July 31, 2016, the Company has multiple subsidiaries that will continue to maintain a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given current earnings and anticipated future earnings at the Company's Canadian sites, the Company believes that within the next twelve months there is a reasonable possibility sufficient positive evidence will become available that would allow the release of all or a portion of the valuation allowance recorded at the Canadian sites.
The Company evaluates uncertain tax positions on a quarterly basis and considers various factors, including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, information obtained during in process audit activities and changes in facts or circumstances related to a tax position. The Company also accrues for potential interest and penalties related to unrecognized tax benefits within provision for income taxes on the consolidated statement operations. In the second quarter of fiscal 2016, the Company recorded an unrecognized tax expense of $3.5 million, including penalties and interest, related to the Italian Revenue Service examination of Patheon Italia S.p.A's 2010-2013 income tax returns.

15.    SUBSEQUENT EVENTS
On August 1, 2016, the Company redeemed the full balance of the Note Payable. The Note Payable was issued by the Company to DSM Newco in the third quarter in order to provide funds for the Partnership to redeem and cancel the preferred interest in the Partnership held by DSM. The total payment to DSM Newco to redeem the Note Payable was $51.2 million, which consisted of $51.0 million in principal and $0.2 million in accrued interest.
On August 3, 2016, the Company redeemed all of its outstanding Senior PIK Toggle Notes using proceeds from the Company's IPO and additional cash on hand. The total payment to redeem the debt was $573.3 million, which consisted of $550.0 million in principal, a $11.0 million early redemption fee and $12.3 million in accrued interest. Additionally, the Company will write off $10.6 million in deferred financing costs relating to the issuance of the Senior PIK Toggle Notes in the fourth quarter of fiscal 2016.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is designed to provide a better understanding of our consolidated financial statements, including a brief discussion of our business, key factors that impact our performance and a summary of our operating results. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q and with our audited consolidated financial statements included in our final prospectus filed with the SEC on July 20, 2016.
Cautionary Statement Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are predictions based on our current expectations and our projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning our business strategy, among other things, including anticipated trends and developments in, and management plans for, our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “might,” “will,” and “could,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on these forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Part II - Other Information - Item 1A - Risk Factors” in this Form 10-Q, and elsewhere in this Form 10-Q. You should carefully consider the risks and uncertainties described under these sections.
Overview
Our Company
Patheon N.V. is a leading global provider of outsourced pharmaceutical development and manufacturing, or CDMO, services. We provide a comprehensive, integrated and highly customizable range of active pharmaceutical ingredient, or API, and finished drug product services to our customers, from formulation development to clinical and commercial-scale manufacturing, packaging, and life cycle management. Our services address both small molecule and large molecule biological drugs. We believe we are the only end-to-end integrated provider of such services, which, combined with our scientific and regulatory expertise and specialized capabilities, allows our customers to partner with a single outsourced provider to address their most complex development and manufacturing needs for a given product or service, or across the spectrum. We believe we have the broadest technological capabilities in our industry, across the full spectrum of development and manufacturing, to support our end-to-end integrated platform.
We believe we are a critical partner for our customers who increasingly rely on our customized formulation, development and manufacturing expertise to address growing drug complexity, cost pressures and regulatory scrutiny. We partner with many of our customers early in the drug development process, providing us the opportunity to continue to expand our relationship with our customers as molecules progress through the clinical phase and into commercial manufacturing. This results in long-term relationships with our customers and a recurring revenue stream. We believe our breadth of services, reliability and scale address our customers’ increasing need to outsource and desire to reduce the number of supply chain partners while maintaining a high quality of service.
We currently operate in the following three reportable business segments:

•	Drug Product Services, or DPS, which provides manufacturing and packaging for approved prescription, OTC, and nutritional products.

•
Pharmaceutical Development Services, or PDS, which provides a wide spectrum of advanced formulation, production and technical services from the early stages of a product’s development to regulatory approval and beyond, as well as for new formulations of approved products for lifecycle extension.

•	Drug Substance Services, or DSS, which provides development and manufacturing for the biologically active component of a pharmaceutical product from early development through commercial production.
We include in “Other” our Banner Life Sciences, or BLS, business, our proprietary products business that was spun-off on July 31, 2015.

Patheon N.V. (“Patheon” or "the Company") was formed on December 24, 2013, as Patheon Coöperatief U.A., a Dutch cooperative with excluded liability for its members (coöperative met uitgesloten aansparkelijkheid) and a wholly owned indirect subsidiary of JLL/Delta Patheon Holdings, L.P. (the “Partnership”), which in turn is owned 51% by JLL Patheon Co-Investment Fund L.P. ("JLL") and 49% by Koninklijke DSM N.V. ("DSM"). On June 3, 2016, the Company was converted into a Dutch limited liability company (naamloze vennootschap) and changed its name to Patheon N.V.
On July 26, 2016, the Company completed an initial public offering ("IPO") of 29,464,286 ordinary shares at a public offering price of $21.00 per share. In connection with the IPO, additional ordinary shares of the Company were distributed directly to JLL and DSM with respect to their interest in the Partnership, of which 4,761,905 ordinary shares were sold by DSM as part of the IPO. Ordinary shares owned by the public constitute approximately 23% of the Company. Through their respective ordinary shares, JLL, DSM and the Partnership owned approximately 39%, 34% and 4% of the Company. The Partnership's ownership comprises of shares held for the benefit of certain employees.
We have acquired various companies to enhance our end-to-end integrated service offerings over the past two years:

•
On March 31, 2015, we acquired Irix Pharmaceuticals, Inc., or Irix, a company that specializes in difficult-to-manufacture active pharmaceutical ingredient needs for drugs from early and late development stages through commercial manufacturing, which enhances our service offerings in the DSS segment, for an aggregate purchase price of approximately $161.3 million, which we refer to as the Irix Acquisition. We funded the purchase price through equity and the raising of additional debt.

•
On March 20, 2015, we acquired Agere Pharmaceuticals, Inc., or Agere, a recognized leader in complex solubility technology, to expand our early stage pharmaceutical development capabilities, which enhances our service offerings in the PDS segment, for an aggregate purchase price of approximately $27.1 million, which we refer to as the Agere Acquisition. We funded the purchase price through the use of available cash and equity.

•
On September 29, 2014, we acquired Gallus BioPharmaceuticals, LLC, or Gallus, a leading contract manufacturing company specializing in biologics, which enhances our service offerings in the DSS segment, for a cash purchase price of $257.2 million, which we refer to as the Gallus Acquisition. The Gallus Acquisition is a strategic acquisition that will further support the needs of our customers by providing flexibility, leading technology solutions, commercial operations and an expanded footprint with two U.S. sites. We funded the purchase price through the raising of additional debt.

We plan to continue to evaluate and pursue strategic investments and acquisitions to support expanding customer needs, complement our existing platform and broaden our capabilities in high value-added product and services offerings in response to market demand. Targets of these strategic investments and acquisitions may include existing CDMO businesses, business operating in logical adjacencies and facilities currently operated by our clients or other pharmaceutical or biotechnology companies for their internal production purposes.
In addition, we have streamlined and rationalized our business:

•
Our OneSource initiative, which was launched last year and combines drug substance and drug product development and manufacturing into a single customized solution, is gaining traction in the marketplace as we continue to sign new projects.

•
On August 31, 2015, we sold our DPx Fine Chemicals business, or DFC, which provides synthesis services to customers in the agricultural chemical industry, maleic anhydride and many specialty esters used in a broad range of industries and specialty products. The DFC business is located in our Linz, Austria site and constituted our DFC reportable segment which is now a component of our discontinued operations. DFC was sold for a cash purchase price of €179.0 million, which includes an adjustment for working capital.

•	On July 31, 2015, we sold our Biosolutions business, which produces a variety of microorganisms and anti-effective, enzyme, and pharmaceutical protein products, for approximately €0.3 million.

•	On July 31, 2015, we spun-off BLS, our proprietary products business, into a separate legal entity.

•	On May 12, 2015, we sold our Banner Pharmacaps entity in Mexico, which manufactures softgel OTC products, for approximately $36.4 million.

•	In the first quarter of 2015, we began to outsource certain back-office support functions to an outsourced vendor and the project is expected to be completed by the end of fiscal 2016.
In May 2015, the U.S Food and Drug Administration ("FDA") conducted a pre-approval and general Good Manufacturing Process ("GMP") inspection of our Ferentino, Italy facility. At the conclusion of the inspection, the FDA issued eleven inspectional observations on a Form 483, focused primarily on the areas of facility maintenance, laboratory controls and quality oversight. As more fully described below, the implementation of a remediation plan impacted the financial results for that facility during fiscal 2016. In March 2016, the FDA notified us that it was satisfied with our responses to their May 2015 inspection results. See also Note 10 to the Unaudited Consolidated Financial Statements for a description of a dispute with a client of our Ferentino facility related to the implementation of the remediation plan.
Selected Financial Results
The following is a summary of certain key financial results for the three months ended July 31, 2016 (a more detailed discussion is contained in "Results of Operations" below):

•
Revenues for the three months ended July 31, 2016 increased $33.7 million, or 7.5%, to $482.0 million from $448.3 million for the three months ended July 31, 2015. On a constant currency basis, revenue would have increased $34.5 million, or 7.7%.

•	Gross profit for the three months ended July 31, 2016 was essentially flat at $149.2 million versus $150.1 million for the three months ended July 31, 2015.

•	Net income from continuing operations for the three months ended July 31, 2016 was $8.8 million, compared to net income of $1.2 million for the three months ended July 31, 2015.

•	Adjusted EBITDA for the three months ended July 31, 2016 increased $9.5 million to $113.7 million, from $104.2 million for the three months ended July 31, 2015.
Opportunities and Trends
Our target markets include the highly fragmented global markets for the manufacture of finished pharmaceutical dosage forms, pharmaceutical development services, chemical API manufacturing, and biologic pharmaceutical contract manufacturing. The outsourcing of product development by the pharmaceutical industry is an important driver of growth in our business. In 2015, the pharmaceutical industry spent approximately $141.0 billion on formulation, development and manufacturing, according to Evaluate Pharma, and approximately $40.0 billion is expected to be outsourced to CDMOs such as Patheon in 2016, according to Root Analysis. Currently, only 26 to 31% of pharmaceutical industry spending on formulation, development and manufacturing is outsourced, and in the future it is expected that our customer base will expand the use of outsourcing to CDMOs because of changing industry dynamics, driving growth of our market. Industry resources indicate that the outsourced pharmaceutical manufacturing market is expected to grow at approximately 7 to 8% annually in the foreseeable future. We believe the market for products requiring specialized capabilities (e.g., sterile production, solubility solutions) is growing at a higher rate than the overall market. Furthermore, more than 60% of all new compounds entering development will require specialized manufacturing and/or molecular profile modification, according to industry research in the American Pharmaceutical Review. According to Boston Consulting Group, a global management consulting firm and advisor on business strategy, the API small molecule market for chemical API manufacturing totaled approximately €20.0 billion in 2012 and may experience growth of approximately 7.9% annually through 2016. According to Datamonitor, a business intelligence information provider, the API large molecule market for mammalian biologics pharmaceutical contract manufacturing totaled approximately $1.9 billion in 2012 and may experience growth of approximately 9.4% annually through 2017.

Results of Operations

Three months ended July 31, 2016 compared to three months ended July 31, 2015

	Three months ended July 31,
	2016	2015	$	%
(in millions of U.S. dollars)	$	$	Change	Change
Revenues	482.0	448.3	33.7	7.5
Cost of goods sold	332.8	298.2	34.6	11.6
Gross profit	149.2	150.1	(0.9)	(0.6)
Selling, general and administrative expenses	90.3	79.5	10.8	13.6
Research and development	0.5	4.5	(4.0)	(88.9)
Repositioning expenses	0.4	3.1	(2.7)	(87.1)
Acquisition and integration costs	2.4	5.2	(2.8)	(53.8)
Impairment charge	0.1	3.2	(3.1)	(96.9)
Other operating loss	6.5	0.3	6.2	*
Operating income	49.0	54.3	(5.3)	(9.8)
Interest expense, net	43.1	42.3	0.8	1.9
Foreign exchange (gain) loss, net	(3.2)	1.6	(4.8)	*
Other income, net	—	(0.7)	0.7	*
Income before income taxes	9.1	11.1	(2.0)	(18.0)
Provision for income taxes	0.3	9.9	(9.6)	(97.0)
Net income from continuing operations	8.8	1.2	7.6	633.3
Net (loss) from discontinued operations	—	(22.8)	22.8	*
Net income	8.8	(21.6)	30.4	140.7
* Not meaningful

Operating Income Summary
Revenues for the three months ended July 31, 2016 increased $33.7 million, or 7.5%, to $482.0 million, from $448.3 million for the three months ended July 31, 2015. On a constant currency basis, revenues would have increased $34.5 million, or 7.7%.

•
DPS revenues for the three months ended July 31, 2016 increased $21.5 million, or 7.5%, to $309.1 million, from $287.6 million for the three months ended July 31, 2015. Overall growth was attributable to strong volume driven activity, particularly in North America.

▪
DPS revenues include approximately $15.9 million of inter-company revenue primarily with BLS for the three months ended July 31, 2015. The Company did not have any significant inter-company activity for the three months ended July 31, 2016 due to the spinoff of the BLS business on July 31, 2015. Any BLS revenue after the spinoff date is considered third party revenue.

•
PDS revenues for the three months ended July 31, 2016 increased $3.0 million, or 5.6%, to $57.0 million, from $54.0 million for the three months ended July 31, 2015 primarily due to increased business across the network, partially offset by lower productivity and a delay of additional sterile capacity at the Greenville, NC site.

•
DSS revenues for the three months ended July 31, 2016 increased $24.2 million, or 26.4%, to $115.9 million from $91.7 million for the three months ended July 31, 2015 primarily from significant growth at our Biologics sites and timing of API batch shipments.

•
Other revenue for the three months ended July 31, 2015 was $30.9 million. No revenue was recorded for the three months ended July 31, 2016 due to the spinoff of the BLS business on July 31, 2015. After the spinoff date, the Other segment represents Corporate activity only.

Gross profit for the three months ended July 31, 2016 was $149.2 million, which was essentially flat compared to the gross profit for the three months ended July 31, 2015. The decrease in gross profit margin from 33.5% for the three months ended July 31, 2015 to 31.0% for the three months ended July 31, 2016 was primarily due to FDA remediation activities at our Ferentino, Italy site, the absence of BLS gross profit due to the spinoff of the BLS business on July 31, 2015 and increased investment in quality across the network, partially offset by growth in our DSS business and operational excellence savings. On a constant currency basis, gross profit for the three months ended July 31, 2016 would have decreased $1.8 million.

Selling, general and administrative expenses for the three months ended July 31, 2016 increased $10.8 million, or 13.6%, to $90.3 million, from $79.5 million for the three months ended July 31, 2015. The increase is primarily due to higher stock compensation expense triggered by the IPO, increased compensation costs and higher marketing expenses partially offset by lower consulting expenses and reduced costs from the BLS spinoff. On a constant currency basis, selling, general and administrative expenses for the three months ended July 31, 2016 would have increased $11.3 million, or 14.2%.
Research and development expenses for the three months ended July 31, 2016 decreased $4.0 million to $0.5 million, from $4.5 million for the three months ended July 31, 2015. The research and development expenses relate to proprietary research and development efforts and consist of salaries and benefits, supplies, outside services, and other costs. The decrease is due to the spinoff of our BLS business on July 31, 2015, which contributed to the majority of our historical research and development expenses.
Repositioning expenses for the three months ended July 31, 2016 decreased $2.7 million, to $0.4 million, from $3.1 million for the three months ended July 31, 2015. The reduction was primarily due to lower realignment costs in our DPS operations than in the prior period.
Acquisition and integration costs for the three months ended July 31, 2016 decreased $2.8 million to $2.4 million from $5.2 million for the three months ended July 31, 2015. Acquisition and integration costs during the three months ended July 31, 2016 primarily related to due diligence on potential corporate development transactions while acquisition and integration costs for the three months ended July 31, 2015 related to integration of Irix and Agere, as well as continued integration of 2014 acquisition activity. The nature of these costs includes due diligence costs, consultants, system and customer conversions, and other integration-related costs. These costs are recognized as operating expenses as incurred.
Other operating loss for the three months ended July 31, 2016 was $6.5 million, which primarily relates to the mark to market activity on the Biologics earnout in the third quarter.
Operating income for the three months ended July 31, 2016 decreased $5.3 million to $49.0 million from $54.3 million for the three months ended July 31, 2015 as a result of the factors discussed above.
Income before Income Taxes
We reported income before income taxes of $9.1 million for the three months ended July 31, 2016, compared to income before income taxes of $11.1 million for the three months ended July 31, 2015. The operating items discussed above combined with higher interest expenses in fiscal 2016 were the primary drivers of the year over year variance.
Income Taxes
Income tax expense for the three months ended July 31, 2016 was $0.3 million and income tax expense for the three months ended July 31, 2015 was $9.9 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, repositioning, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item.
Income tax expense for the three months ended July 31, 2016 was affected by the release of a $4.8 million valuation allowance on the deferred tax assets of one of our subsidiaries, Patheon Puerto Rico, Inc., in the quarter. The allowance was released based on our assessment that the deferred tax assets are more likely than not to be realized.
Net Income from Continuing Operations
We recorded a net income from continuing operations for the three months ended July 31, 2016 of $8.8 million, compared to net income of $1.2 million for the three months ended July 31, 2015 as a result of the factors listed above.
Net Loss from Discontinued Operations
We recorded a net loss from discontinued operations of $22.8 million for the three months ended July 31, 2015. The net loss from discontinued operations related to operational results of the discontinued operations and gain/losses associated with sales of businesses. No income/loss from discontinued operations was recorded for the three months ended July 31, 2016.
Net Income
Net income for the three months ended July 31, 2016 was $8.8 million compared to a net income of $21.6 million for the three months ended July 31, 2015 as a result of the factors listed above.

Adjusted EBITDA Reconciliation
A reconciliation of Adjusted EBITDA to net income from continuing operations is set forth below:

	Three months ended July 31,
	2016	2015
(in millions of U.S. dollars)	$	$
Total Adjusted EBITDA	113.7	104.2
Depreciation and amortization	(28.1)	(26.6)
Repositioning expenses	(0.4)	(3.1)
Acquisition and integration costs	(2.4)	(6.1)
Interest expense, net	(43.1)	(42.3)
Impairment charge	(0.1)	(3.2)
Provision for income taxes	(0.3)	(9.9)
Operational initiatives related consulting costs	(0.5)	(2.9)
Pre-IPO public company costs	(0.4)	(0.2)
Acquisition-related litigation expenses	(1.1)	(5.6)
Stock-based compensation expense	(13.2)	(3.5)
Remediation costs	(8.9)	—
Other	(6.4)	0.4
Net income from continuing operations	8.8	1.2
The following provides certain information regarding our business segments for the three months ended July 31, 2016 and 2015:

	Three months ended July 31,
	2016	2015	$	%
(in millions of U.S. dollars)	$	$	Change	Change
Revenues
Drug Product Services	309.1	287.6	21.5	7.5
Pharmaceutical Development Services	57.0	54.0	3.0	5.6
Drug Substance Services	115.9	91.7	24.2	26.4
Other	—	30.9	(30.9)	—
Inter-segment Revenue Eliminations	—	(15.9)	15.9	—
Total Revenues	482.0	448.3	33.7	7.5
Adjusted EBITDA
Drug Product Services	87.8	77.5	10.3	13.3
Pharmaceutical Development Services	20.1	19.5	0.6	3.1
Drug Substance Services	31.1	20.8	10.3	49.5
Other	(25.3)	(13.6)	(11.7)	(86.0)
Total Adjusted EBITDA	113.7	104.2	9.5	9.1
Drug Product Services
Total DPS revenues for the three months ended July 31, 2016 increased $21.5 million, or 7.5%, to $309.1 million, from $287.6 million for the three months ended July 31, 2015. On a constant currency basis, DPS revenues would have increased by $22.5 million, or 7.8%. Overall growth was attributable to strong volume driven activity, particularly in North America. DPS revenues include inter-company revenue of $15.9 million for the three months ended July 31, 2015. The Company did not have any significant inter-company activity for the three months ended July 31, 2016 due to the spinoff of the BLS business on July 31, 2015. After the spinoff date, any BLS revenues are considered third party revenues.

Total DPS Adjusted EBITDA for the three months ended July 31, 2016 increased $10.3 million, or 13.3%, to $87.8 million, from $77.5 million for the three months ended July 31, 2015. This represents an Adjusted EBITDA margin of 28.4% for the three months ended July 31, 2016 compared to 26.9% for the three months ended July 31, 2015. On a constant currency basis, DPS Adjusted EBITDA would have increased by $7.6 million, or 9.8%. The increase in adjusted EBITDA and margin was due to the flow through from the higher revenue and savings from our operational excellence program. Consistent with management's definition of Adjusted EBITDA, total DPS Adjusted EBITDA for the three months ended July 31, 2016 did not include repositioning expenses of $0.6 million and FDA remediation expenses of $8.9 million.
Pharmaceutical Development Services
Total PDS revenues for the three months ended July 31, 2016 increased by $3.0 million, or 5.6%, to $57.0 million from $54.0 million for the three months ended July 31, 2015. On a constant currency basis, PDS revenues would have increased by $3.0 million, or 5.6%. Higher revenue was primarily due to increased business across the network, partially offset by lower productivity and a delay of additional sterile capacity at the Greenville, NC site.
Total PDS Adjusted EBITDA for the three months ended July 31, 2016 increased $0.6 million, or 3.1%, to $20.1 million, from $19.5 million for the three months ended July 31, 2015. This represents an Adjusted EBITDA margin of 35.3% for the three months ended July 31, 2016 compared to 36.1% for the three months ended July 31, 2015. On a constant currency basis, PDS Adjusted EBITDA would have decreased by $0.7 million, or 3.6%. The increase was primarily due to increased business across the network partially offset by lower productivity and a delay of additional sterile capacity at the Greenville, NC site.
Drug Substance Services
Total DSS revenues for the three months ended July 31, 2016 increased by $24.2 million, or 26.4%, to $115.9 million from $91.7 million for the three months ended July 31, 2015. On a constant currency basis, DSS revenues would have increased by $24.0 million, or 26.2%. Increased revenue was due to significant growth at our Biologics sites and timing of API batch shipments.
Total DSS Adjusted EBITDA for the three months ended July 31, 2016 increased by $10.3 million, or 49.5%, to $31.1 million from $20.8 million for the three months ended July 31, 2015. This represents an Adjusted EBITDA margin of 26.8% for the three months ended July 31, 2016 compared to 22.7% for the three months ended July 31, 2015. On a constant currency basis, DSS Adjusted EBITDA would have increased by $9.8 million, or 47.1%. The increase in Adjusted EBITDA was primarily a result of the flow through from the higher revenue and savings from our operational excellence program.
Other
Total Other revenue for the three months ended July 31, 2015 was $30.9 million. No revenue was recorded for the three months ended July 31, 2016 due to the spinoff of the BLS business on July 31, 2015. After the spinoff date, the Other segment represents Corporate activity only.
Total Other Adjusted EBITDA, which only includes Corporate, for the three months ended July 31, 2016 decreased by $11.7 million, or 86.0%, to a loss of $25.3 million from a loss of $13.6 million for the three months ended July 31, 2015 when BLS was also included in the Other segment. The decrease was primarily due to the spinoff of the BLS business, which contributed $6.1 million of Adjusted EBITDA for the three months ended July 31, 2015. Additionally, Corporate costs increased by $5.6 million, lowering Adjusted EBITDA, primarily due to higher salaries and wages along with higher marketing costs relating to several corporate initiatives. Consistent with management's definition of Adjusted EBITDA, total Other Adjusted EBITDA for the three months ended July 31, 2016 excludes $2.1 million of acquisition and integration costs, stock-based compensation expense of $13.2 million, Procaps litigation expenses of $1.1 million, consulting costs relating to operational excellence initiatives of $0.5 million and pre-IPO costs of $0.4 million.

Nine months ended July 31, 2016 compared to nine months ended July 31, 2015

	Nine months ended July 31,
	2016	2015	$	%
(in millions of U.S. dollars)	$	$	Change	Change
Revenues	1,356.5	1,312.2	44.3	3.4
Cost of goods sold	970.1	902.9	67.2	7.4
Gross profit	386.4	409.3	(22.9)	(5.6)
Selling, general and administrative expenses	238.8	230.4	8.4	3.6
Research and development	1.8	13.9	(12.1)	(87.1)
Repositioning expenses	2.9	21.3	(18.4)	(86.4)
Acquisition and integration costs	12.6	15.4	(2.8)	(18.2)
Impairment charge	0.1	3.2	(3.1)	(96.9)
Other operating loss	2.8	—	2.8	*
Operating income	127.4	125.1	2.3	1.8
Interest expense, net	129.5	98.9	30.6	30.9
Foreign exchange loss, net	8.2	9.2	(1.0)	*
Refinancing expenses	—	3.7	(3.7)	—
Other (income), net	(1.3)	(0.6)	(0.7)	*
(Loss) income before income taxes	(9.0)	13.9	(22.9)	(164.7)
Provision for income taxes	0.3	19.8	(19.5)	(98.5)
Net loss from continuing operations	(9.3)	(5.9)	(3.4)	(57.6)
Net loss from discontinued operations	(3.1)	(3.1)	—	*
Net loss	(12.4)	(9.0)	(3.4)	37.8
* Not meaningful

Operating Income Summary
Revenues for the nine months ended July 31, 2016 increased $44.3 million, or 3.4%, to $1,356.5 million, from $1,312.2 million for the nine months ended July 31, 2015. On a constant currency basis, revenue would have increased $58.9 million, or 4.5%.

•
DPS revenues for the nine months ended July 31, 2016 decreased $16.7 million, or 1.9%, to $855.0 million, from $871.7 million for the nine months ended July 31, 2015 driven by a negative impact on Italian revenues of $32.3 million due to FDA remediation activities in our Ferentino, Italy plant and product portfolio rationalization of our fish oil business in fiscal 2015 partially offset by strong volume driven activity, particularly in North America.

◦
DPS revenues include approximately $64.1 million of inter-company revenue primarily with BLS for the nine months ended July 31, 2015. The Company did not have any significant inter-company activity for the nine months ended July 31, 2016 due to the spinoff of the BLS business on July 31, 2015. Any BLS revenue after the spinoff date is considered third party revenue.

•
PDS revenues for the nine months ended July 31, 2016 increased $11.4 million, or 7.7%, to $158.9 million, from $147.5 million for the nine months ended July 31, 2015 primarily as a result of $3.7 million in growth from the Agere Acquisition, the expansion of PDS services at our Greenville, North Carolina site that contributed an additional $2.0 million and revenue growth across most other sites in our network.

•
DSS revenues for the nine months ended July 31, 2016 increased $85.9 million, or 33.5%, to $342.7 million, from $256.8 million for the nine months ended July 31, 2015 primarily as a result of $38.6 million in growth from the Irix Acquisition, significant growth at our Biologics sites and higher API shipments.

•
Other revenue for the nine months ended July 31, 2015 was $100.3 million from our BLS business. No revenue was recorded for the nine months ended July 31, 2016 due to the spinoff of the BLS business on July 31, 2015. After the spinoff date, the Other segment represents Corporate activity only.

Gross profit for the nine months ended July 31, 2016 decreased $22.9 million, or 5.6%, to $386.4 million, from $409.3 million for the nine months ended July 31, 2015. The decrease in gross profit margin from 31.2% for the nine months ended July 31, 2015 to 28.5% for the nine months ended July 31, 2016 was primarily due to FDA remediation activities at our

Ferentino, Italy site, the absence of BLS gross profit due to the spinoff of the BLS business on July 31, 2015 and increased investment in quality across the network, partially offset by growth in our DSS and PDS businesses and operational excellence savings. On a constant currency basis, gross profit would have decreased $27.9 million.
Selling, general and administrative expenses for the nine months ended July 31, 2016 increased $8.4 million, or 3.6%, to $238.8 million, from $230.4 million for the nine months ended July 31, 2015. The increase is primarily due to higher stock compensation expense, increased salaries and benefits, and higher marketing and consulting expenses partially offset by reduced costs from the BLS spinoff, net of increases from the Irix and Agere acquisitions. On a constant currency basis, selling, general and administrative expenses would have increased $12.6 million, or 5.5%.
Research and development expenses for the nine months ended July 31, 2016 decreased $12.1 million to $1.8 million, from $13.9 million for the nine months ended July 31, 2015. Research and development expenses relate to proprietary research and development efforts and consist of salaries and benefits, supplies, outside services, and other costs. The decrease is primarily due to the spinoff of our BLS business on July 31, 2015, which contributed to the majority of our historical research and development expenses.
Repositioning expenses for the nine months ended July 31, 2016 decreased $18.4 million, to $2.9 million, from $21.3 million for the nine months ended July 31, 2015. Repositioning expenses for the nine months ended July 31, 2016 primarily related to severance payments resulting from a realignment of DPS operations, while repositioning expenses for the nine months ended July 31, 2015 primarily related to the cancellation of the DSM transaction service agreements, which resulted in an expense of $16.3 million, other expenses associated with realignment of our DPS operations and our back office outsourcing initiative.
Acquisition and integration costs for the nine months ended July 31, 2016 decreased $2.9 million, to $12.6 million, from $15.4 million for the nine months ended July 31, 2015. Acquisition and integration costs during the nine months ended July 31, 2016 primarily related to due diligence on potential corporate development transactions while acquisition and integration costs for the nine months ended July 31, 2015 related to the integration of Irix and Agere, as well as continued integration of 2014 acquisition activity. The nature of these costs includes due diligence costs, consultants, system and customer conversions, and other integration-related costs. These costs are recognized as operating expenses as incurred.
Other operating loss for the nine months ended July 31, 2016 was $2.8 million, which primarily relates to the recording of the Biologics earnout liability and subsequent mark to market activity.
Operating income for the nine months ended July 31, 2016 increased $2.3 million to $127.4 million from an operating income of $125.1 million for the nine months ended July 31, 2015 as a result of the factors discussed above.
Interest Expense, Net
Interest expense for the nine months ended July 31, 2016 was $129.5 million compared to $98.9 million for the nine months ended July 31, 2015. The increase in interest expense is primarily due to additional debt borrowings in March 2015 and the issuance of the Senior PIK Toggle Notes in May 2015, as further discussed in the ‘‘Liquidity and Capital Resources’’
section below.
Refinancing Expense
Refinancing expense for the nine months ended July 31, 2015 was $3.7 million, which related to refinancing our Credit Facility in March 2015 to finance the Irix Acquisition. The company did not incur any refinancing expenses for the nine months ended July 31, 2016.
Loss / Income before Income Taxes
We reported a loss before income taxes of $9.0 million for the nine months ended July 31, 2016, compared to income before income taxes of $13.9 million for the nine months ended July 31, 2015. The operating items discussed above combined with higher interest expenses in the current year were the primary drivers of the decrease.
Income Taxes
Income tax expense for the nine months ended July 31, 2016 was $0.3 million and income tax expense for the nine months ended July 31, 2015 was $19.8 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, repositioning, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item.
Income tax expense for the nine months ended July 31, 2016 was affected by the release of two valuation allowances. We released valuation allowances of $15.0 million and $4.8 million on two of our subsidiaries, Patheon UK Ltd. and Patheon Puerto Rico Inc., respectively. The allowances were released based on our assessment that the deferred tax assets are more likely than not to be realized.
Net Loss from Continuing Operations
We recorded a net loss from continuing operations for the nine months ended July 31, 2016 of $9.3 million, compared to a net loss of $5.9 million for the nine months ended July 31, 2015 as a result of the factors listed above.
Net Loss / Income from Discontinued Operations
We recorded a net loss from discontinued operations for the nine months ended July 31, 2016 of $3.1 million, compared to net income from discontinued operations of $3.1 million for the nine months ended July 31, 2015. The net loss on discontinued operations for the nine months ended July 31, 2016 related to minor adjustments as a result of miscellaneous transaction activity with our discontinued operations, while the net income for the nine months ended July 31, 2015 related to operational results on discontinued operations as well as gains/losses associated with the sale of the business.
Net Loss / Income
Net loss for the nine months ended July 31, 2016 was $12.4 million compared to a net loss of $9.0 million for nine months ended July 31, 2015 as a result of the factors listed above.
Revenues and Adjusted EBITDA by Business Segment

A reconciliation of Adjusted EBITDA to net loss from continuing operations is set forth below:

	Nine months ended July 31,
	2016	2015
(in millions of U.S. dollars)	$	$
Total Adjusted EBITDA	270.7	268.5
Depreciation and amortization	(81.5)	(79.3)
Repositioning expenses	(2.9)	(21.3)
Acquisition and integration costs	(12.6)	(18.4)
Interest expense, net	(129.5)	(98.9)
Impairment charge	(0.1)	(3.2)
Provision for income taxes	(0.3)	(19.8)
Refinancing expenses	—	(3.7)
Operational initiatives related consulting costs	(3.9)	(8.9)
Pre-IPO public company costs	(1.2)	(2.4)
Acquisition-related litigation expenses	(3.0)	(7.8)
Stock-based compensation expense	(16.2)	(11.3)
Remediation costs	(27.4)	—
Other	(1.4)	0.6
Net loss from continuing operations	(9.3)	(5.9)

The following provides certain information regarding our business segments for the nine months ended July 31, 2016 and 2015:

	Nine months ended July 31,
	2016	2015	$	%
(in millions of U.S. dollars)	$	$	Change	Change
Revenues
Drug Product Services	855.0	871.7	(16.7)	(1.9)
Pharmaceutical Development Services	158.9	147.5	11.4	7.7
Drug Substance Services	342.7	256.8	85.9	33.5
Other	—	100.3	(100.3)	—
Inter-segment Revenue Eliminations	(0.1)	(64.1)	64.0	99.8
Total Revenues	1,356.5	1,312.2	44.3	3.4
Adjusted EBITDA
Drug Product Services	215.5	224.5	(9.0)	(4.0)
Pharmaceutical Development Services	50.6	51.9	(1.3)	(2.5)
Drug Substance Services	76.7	37.8	38.9	102.9
Other	(72.1)	(45.7)	(26.4)	(57.8)
Total Adjusted EBITDA	270.7	268.5	2.2	0.8
Drug Product Services
Total DPS revenues for the nine months ended July 31, 2016 decreased $16.7 million, or 1.9%, to $855.0 million, from $871.7 million for the nine months ended July 31, 2015. On a constant currency basis, DPS revenues would have decreased $8.1 million, or 0.9%. The decrease was driven by a negative impact on Italian revenues of $32.3 million due to FDA remediation activities in our Ferentino, Italy plant. Additionally, product portfolio rationalization of our fish oil business in fiscal 2015 further contributed to the decrease. These decreases were offset by strong volume driven activity, particularly in North America. DPS revenues include $64.1 million of intercompany revenue primarily with BLS for the nine months ended July 31, 2015. The Company did not have any significant inter-company activity for the nine months ended July 31, 2016 due to the spinoff of the BLS business on July 31, 2015. After the spinoff date, any BLS revenues are considered third party revenues.
Total DPS Adjusted EBITDA for the nine months ended July 31, 2016 decreased $9.0 million, or 4.0%, to $215.5 million, from $224.5 million for the nine months ended July 31, 2015. This represents an Adjusted EBITDA margin of 25.2% for the nine months ended July 31, 2016 compared to 25.8% for the nine months ended July 31, 2015. On a constant currency basis, DPS Adjusted EBITDA would have decreased $11.8 million. Lower revenues resulting from our FDA remediation activities in our Ferentino, Italy plant partially offset by strength in our other sites was the primary driver of the decrease. Consistent with management's definition of Adjusted EBITDA, total DPS Adjusted EBITDA for the nine months ended July 31, 2016 did not include repositioning expenses of $1.8 million, FDA remediation expenses of $27.4 million and acquisition and integration costs of $1.0 million.
Pharmaceutical Development Services
Total PDS revenues for the nine months ended July 31, 2016 increased by $11.4 million, or 7.7%, to $158.9 million from $147.5 million for the nine months ended July 31, 2015. On a constant currency basis, PDS revenues increased by $12.2 million, or 8.3%. This growth was primarily due to $4.5 million in growth from the Agere Acquisition, the expansion of PDS services at our Greenville, North Carolina site that contributed an additional $2.0 million and revenue growth across most other sites in our network.
Total PDS Adjusted EBITDA for the nine months ended July 31, 2016 decreased $1.3 million, or 2.5%, to $50.6 million from $51.9 million for the nine months ended July 31, 2015. This represents an Adjusted EBITDA margin of 31.8% for the nine months ended July 31, 2016 compared to 35.2% for the nine months ended July 31, 2015. On a constant currency basis, PDS Adjusted EBITDA decreased by $4.3 million, or 8.3%. The decrease was primarily due to increased hiring and training for the expansion of PDS services at our Greenville, North Carolina site partially offset by the flow through of higher volumes across the other sites.
Drug Substance Services
Total DSS revenues for the nine months ended July 31, 2016 increased by $85.9 million, or 33.5%, to $342.7 million from $256.8 million for the nine months ended July 31, 2015. On a constant currency basis, DSS revenues increased by $91.1 million, or 35.5%. This growth was due to the Irix acquisition, which contributed an additional $38.6 million in revenue, significant growth across our Biologics sites and the timing of shipments in our European API facilities.
Total DSS Adjusted EBITDA for the nine months ended July 31, 2016 increased $38.9 million, or 102.9%, to $76.7 million from $37.8 million for the nine months ended July 31, 2015. This represents an Adjusted EBITDA margin of 22.4% for the nine months ended July 31, 2016 compared to 14.7% for the nine months ended July 31, 2015. On a constant currency basis, DSS Adjusted EBITDA increased by $39.8 million, or 105.3%. The Irix acquisition contributed $13.0 million of additional Adjusted EBITDA along with flow through from higher revenue at our Biologics and API sites. Consistent with management's definition of Adjusted EBITDA, total DSS Adjusted EBITDA for the nine months ended July 31, 2016 excludes acquisition and integration costs of $0.5 million and consulting costs relating to our operational excellence initiatives of $0.7 million.
Other
Total Other revenue for the nine months ended July 31, 2015 was $100.3 million. No revenue was recorded for the nine months ended July 31, 2016 due to the spinoff of the BLS business on July 31, 2015. After the spinoff date, the Other segment represents Corporate activity only.
Total Other Adjusted EBITDA for the nine months ended July 31, 2016 decreased by $26.4 million, or 57.8%, to a loss of $72.1 million from a loss of $45.7 million for the nine months ended July 31, 2015. The decrease was primarily due to the spinoff of the BLS business, which contributed $14.5 million of Adjusted EBITDA for the nine months ended July 31, 2015. Additionally, Corporate costs increased by $11.7 million, lowering Adjusted EBITDA, primarily due to higher salaries and wages, as well as higher marketing costs. Consistent with management's definition of Adjusted EBITDA, total Other Adjusted EBITDA for the nine months ended July 31, 2016 excludes $11.0 million of acquisition and integration costs, stock-based compensation expense of $16.2 million, Procaps litigation expenses of $3.0 million, consulting costs relating to operational excellence initiatives of $1.5 million and pre-IPO costs of $1.2 million.

Liquidity and Capital Resources
Overview
Cash and cash equivalents totaled $738.8 million at July 31, 2016 and $328.7 million at October 31, 2015. Our total debt was $2,712.8 million at July 31, 2016 and $2,668.3 million at October 31, 2015.
Our primary source of liquidity is cash flow from operations and available borrowings under our credit arrangements. Our principal uses of cash have been for operating expenditures, capital expenditures, repositioning expenditures, debt servicing requirements, integration costs associated with our acquisitions and employee benefit obligations. We expect cash flow from operations, cash on hand and available borrowing under our current revolver to be sufficient to fund our existing level of operating expenses, capital expenditures, interest expense and debt payments for at least the next 12 months.
From time to time, we evaluate strategic opportunities, including potential acquisitions, divestitures or investments in complementary businesses, and we anticipate continuing to make such evaluations. We may also access capital markets through the issuance of debt or equity securities in connection with the acquisition of complementary businesses or other significant assets or for other strategic opportunities. Our ability to make acquisitions, divestitures and investments, to issue debt and to declare and pay dividends is limited to varying degrees by the terms and restrictions contained in our debt instruments described below.
Our principal ongoing investment activities are project-related and sustaining capital programs at our network of sites. The majority of our capital allocation is normally invested in project-related programs, which are defined as outlays that will generate growth in capacity and revenues, while sustaining expenditures related to the preservation of existing assets and capacity.
If our cash flow is not sufficient to service our debt and adequately fund our business, we may be required to seek further additional financing or refinancing or dispose of assets. We may not be able to affect any of these alternatives on satisfactory terms or at all. In addition, our financial leverage could adversely affect our ability to raise additional capital to fund our operations, could impair our ability to respond to operational challenges, changing business and economic conditions and new business opportunities and may make us vulnerable in the event of a downturn in our business.
Summary of Cash Flows

Cash Used In/Provided By Operating Activities
The following table summarizes the cash used in/provided by operating activities for the periods indicated:

	Nine months ended July 31,
	2016	2015
(in millions of U.S. dollars)	$	$
Cash provided by operating activities of continuing operations	5.4	116.1
Cash (used in) provided by operating activities of discontinued operations	(2.9)	49.0
Cash provided by operating activities	2.5	165.1
Cash provided by operating activities of continuing operations for the nine months ended July 31, 2016 decreased $110.7 million, to $5.4 million, from $116.1 million for the nine months ended July 31, 2015. The decrease in the current year was driven primarily by negative working capital performance partially offset favorable net deferred revenue.
Cash used in operating activities of discontinued operations for the nine months ended July 31, 2016 decreased $51.9 million, to a use of $2.9 million, from a source of $49.0 million for the nine months ended July 31, 2015 due to a reduction in operational activity on our discontinued operations as they were all sold in 2015.
Cash Used in Investing Activities
The following table summarizes the cash used in investing activities for the periods indicated:

	Nine months ended July 31,
	2016	2015
(in millions of U.S. dollars)	$	$
Cash used in investing activities of continuing operations	(160.7)	(272.4)
Cash (used in) provided by investing activities of discontinued operations	(3.3)	3.3
Cash used in investing activities	(164.0)	(269.1)
Cash used for investing activities of continuing operations for the nine months ended July 31, 2016 decreased $111.7 million, to $160.7 million from $272.4 million for the nine months ended July 31, 2015. Cash used for investing activities of continuing operations for the nine months ended July 31, 2016 primarily relates to project related capital expenditures while cash used for investing activities of continuing operations for the nine months ended July 31, 2015 relates to our investment in Irix and Agere, as well as project related capital expenditures.
Cash used for investing activities of discontinued operations for the nine months ended July 31, 2016 increased $6.6 million, to a use of $3.3 million from a source of $3.3 million for the nine months ended July 31, 2015. Cash used for investing activities of discontinued operations for the nine months ended July 31, 2016 relates to a $3.3 million working capital payment relating to the sale of DPx Fine Chemicals while cash provided by investing activities of discontinued operations for the nine months ended July 31, 2015 includes cash received from the sale of our Banner Mexico operations in Q3 2015 partially offset by project related capital expenditures at our DPx Fine Chemicals site, which we sold in the fourth quarter of fiscal 2015.
Cash Used in Financing Activities
The following table summarizes the cash used in financing activities for the periods indicated:

	Nine months ended July 31,
	2016	2015
(in millions of U.S. dollars)	$	$
Proceeds from long-term borrowings	0.8	803.8
Repayment of debt	(17.2)	(87.1)
Increase in deferred financing costs	—	(19.2)
Capital contribution	1.2	—
Proceeds on issuance of ordinary shares, net	584.8	—
Cash distribution to members from proceeds obtained from the issuance of the Senior PIK Toggle Notes	—	(538.0)
Cash distribution to shareholders for spinoff of subsidiary	—	(12.4)
Cash provided by financing activities of continuing operations	569.6	147.1
Cash used in financing activities of discontinued operations	—	(1.0)
Cash provided by financing activities	569.6	146.1
Cash provided by financing activities of continuing operations for the nine months ended July 31, 2016 was $569.6 million compared to cash provided by financing activities of $147.1 million for the nine months ended July 31, 2015. Cash provided by financing activities for the nine months ended July 31, 2016 primarily relates to the proceeds from the company's IPO in Q3 2016 partially offset by various repayments required by our debt agreements. Cash provided by financing activities for the nine months ended July 31, 2015 related to borrowings used to fund a dividend to the parent company and to purchase Irix, offset by repayments of debt on our revolving line of credit.
Financing Arrangements
2014 Term Loans and Revolving Line
On March 11, 2014, we completed the refinancing of its existing credit facility (the "Refinancing"), pursuant to which it entered into a credit agreement (the "Credit Agreement") documenting a new credit facility (the "Credit Facility") for a USD denominated secured term loan in the amount of $985.0 million and a Euro denominated secured term loan in the amount of €250.0 million, or $345.0 million, (together, with the incremental term loans described below, the "Secured Term Loans") and a secured multi-currency revolving line in the amount of $200.0 million (the "Secured Revolving Facility"). Up to $75.0 million of the Secured Revolving Facility is available for letters of credit. The Secured Term Loans mature on March 10, 2021, and the Secured Revolving Facility matures on March 10, 2019. The USD denominated Secured Term Loan bears interest at a rate per annum equal to, at the option of the Company, a base rate plus 2.25% or LIBOR with a floor of 1% plus 3.25%. The Euro denominated Secured Term Loan bears interest at a rate per annum equal to, at the option of the Company, a base rate plus 2.50% or LIBOR with a floor of 1% plus 3.50%. Borrowings under the Secured Revolving Facility bear interest for eurodollar loans at LIBOR with a floor of 1% plus 3.25%, Canadian prime rate loans at the Canadian prime rate plus 2.25%, and base rate loans at the base rate plus 2.25%. We will also pay a commitment fee of 0.50% per annum on the unused portion of the Secured Revolving Facility with a step down to 0.375% when the First Lien Leverage Ratio (as defined below) is less than or equal to 3.00 to 1.00.
On September 29, 2014, we entered into Amendment No. 1 to the Credit Agreement which added two incremental term loans to the Credit Facility; a USD denominated term loan in the amount of $160.0 million, and a Euro denominated term loan in the amount of €70.0 million, or $88.7 million. We used the proceeds for these two incremental term loans to fund a portion of the purchase price for the Gallus Acquisition. The other material terms of the incremental term loans are identical to those of the initial term loans.
On March 31, 2015, we entered into Amendment No. 2 to the Credit Agreement which added two incremental term loans to the Credit Facility; a Euro denominated term loan in the amount of €155.0 million, or $164.3 million and a USD denominated term loan in the amount of $20.0 million. We used the proceeds for these two incremental term loans to fund the purchase price of the Irix Acquisition. The other material terms of the incremental term loans are identical to those of the initial term loans. As of July 31, 2016, there were no borrowings outstanding under the Revolving Line.
Under the Secured Revolving Facility, we are required to maintain a First Lien Leverage Ratio below a certain amount for each of the Testing Periods as set forth in the Credit Agreement after such time as we have borrowed 25% or $50.0 million under the Secured Revolving Facility. For purposes of the Credit Agreement, a Testing Period means a single period consisting of the most recent four consecutive fiscal quarters ending on the covenant determination date. As of July 31, 2016, we were not required to calculate the First Lien Leverage Ratio as there were no borrowings outstanding under the Secured Revolving Facility. The following table discloses the maximum First Lien Leverage Ratios permitted under the Credit Agreement:

Testing Period Ending	Maximum Ratio
April 30, 2014 through October 31, 2014	6.75 to 1.00
November 1, 2014 through October 31, 2015	6.50 to 1.00
November 1, 2015 through October 31, 2016	6.25 to 1.00
November 1, 2016 through October 31, 2017	6.00 to 1.00
November 1, 2017 and thereafter	5.75 to 1.00
Because we have not to date borrowed 25% or $50 million under the Secured Revolving Facility, we were not required to comply with the First Lien Leverage Ratio covenant described above at any time during the nine months ended July 31, 2016.
"First Lien Leverage Ratio" is generally defined in the Credit Agreement as the ratio of (i) the sum of the aggregate principal amount of our and our restricted subsidiaries' indebtedness for borrowed money, principal amount of capital lease obligations and debt obligations evidenced by bonds, promissory notes, debentures or debt securities that is secured by a first priority lien on the collateral minus unrestricted cash and cash equivalents held by us and our restricted subsidiaries in each case set forth in the Credit Agreement to (ii) Consolidated EBITDA. Consolidated EBITDA is generally defined in the Credit Agreement as income (loss) from continuing operations before repositioning expenses, interest expense, foreign exchange losses reclassified from other comprehensive income (loss), refinancing expenses, acquisition-related costs, gains and losses on sale of capital assets, income taxes, asset impairment charges, depreciation and amortization, stock-based compensation expense, consulting costs related to our operational initiatives, purchase accounting adjustments, other income and expenses, non-cash charges, expenses related to the DPP Acquisition, pro forma cost savings from operational excellence initiatives and plant consolidations, pro forma synergies from the DPP Acquisition, and proceeds from business interruption insurance, among other adjustments. Consolidated EBITDA is not equivalent to Adjusted EBITDA, which, as discussed in Note 6, is our measure of segment performance.
We are required to make the following mandatory prepayments in respect of the Secured Term Loans: (i) 50% of Excess Cash Flow (as defined in the Credit Agreement) when we maintain a First Lien Leverage Ratio of greater than 4.00 to 1.00, with step downs to (a) 25% when we maintain a First Lien Leverage Ratio of less than or equal to 4.00 to 1.00 but greater than 3.50 to 1.00 and (b) 0% when we maintain a First Lien Leverage Ratio of less than or equal to 3.50 to 1.00; (ii) 100% of the net cash proceeds of certain asset sales (including insurance and condemnation proceeds), subject to thresholds, reinvestment rights and certain other exceptions; and (iii) 100% of the net cash proceeds of issuances of debt obligations, subject to certain exceptions and thresholds. "Excess Cash Flow" is generally defined as Consolidated EBITDA (as defined in the Credit Agreement) plus, (i) decreases in working capital, (ii) extraordinary or nonrecurring income or gains and (iii) certain other adjustments, minus, (a) increases in working capital, (b) cash interest, (c) cash taxes, (d) cash capital expenditures (e) scheduled debt amortization and (f) certain other adjustments. No Excess Cash Flow payment was required for fiscal 2015. As the Excess Cash Flow calculation is performed annually, no payment is due for the nine months ended July 31, 2016. We may voluntarily repay borrowings under the Credit Facility at any time.
If we fail to maintain the applicable First Lien Leverage Ratio, it may nevertheless avoid a default by (i) repaying outstanding borrowings under the Revolving Line in an amount sufficient to avoid triggering the First Lien Leverage Ratio for that fiscal quarter or (ii) accepting a cash contribution of qualified equity in an amount which, if treated as Consolidated EBITDA, would bring us into compliance with the applicable First Lien Leverage Ratio for that fiscal quarter, in each case during the 11 business days following the deadline for delivery of our compliance certificate for that fiscal quarter. In addition, maintenance of the First Lien Leverage Ratio is required only with respect to the Revolving Line; the Term Loans do not directly benefit from the financial covenant and, until the Revolving Line is terminated and all outstanding borrowings thereunder are accelerated, will remain unaffected by a default under the Revolving Line that arises from our failure to maintain the applicable First Lien Coverage Ratio.
The Credit Agreement contains other customary terms, including (i)  representations, warranties and affirmative covenants, (ii)  negative covenants (in addition to the limitation on distributions and the requirement to maintain the First Lien Leverage Ratio levels as described above), such as limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, prepayments of subordinated debt, and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions, and (iii)  events of default, such as for non-payment, breach of other covenants, misrepresentations, cross default to other debt, change in control, bankruptcy events, ERISA events, unsatisfied judgments and actual or asserted invalidity of guarantees or security documents.
As of July 31, 2016, we were in compliance with the covenants in the Credit Facility.

Provided that we are in compliance with the First Lien Leverage Ratio test and no default under the Credit Agreement is continuing or would result therefrom, the covenant in the Credit Agreement that limits our ability to pay dividends or make other distributions to its shareholders generally permits (with certain exceptions and qualifications) us to pay dividends or make such distributions in an aggregate amount, when taken together with the aggregate amount of any prepayment, repurchase, redemption or defeasance of subordinated indebtedness, not to exceed the greater of (x) 3.00% of Consolidated Total Assets and (y) $65.0 million and (ii) in aggregate amount not to exceed the available amount (as defined in the Credit Agreement) at such time.
The Credit Facility is guaranteed by the Company and certain subsidiaries, and is secured by a first priority pledge on substantially all of the assets of the Company and the subsidiary guarantors, in each case subject to certain exceptions.
Consolidated EBITDA is based on the definition in the Credit Agreement, is not defined under U.S. GAAP and is subject to important limitations. We have included the calculation of Consolidated EBITDA, and associated reconciliations, for the period presented below as Consolidated EBITDA is a component of certain covenants under the Credit Agreement. Because not all companies use identical calculations, our presentation of Consolidated EBITDA may not be comparable to other similarly titled measures of other companies.
Our Consolidated EBITDA for the last four fiscal quarters ended July 31, 2016 based on the definition in our Credit Agreement is calculated as follows:

Twelve months ended
July 31, 2016
(in millions of U.S. dollars)	$
Consolidated EBITDA per Credit Agreement	421.7
Less:
Pro forma cost savings	(45.0)
Other	0.1
Add:
BLS spinoff earnings - continuing operations	—
Adjusted EBITDA	376.8
(Deduct) add:
Depreciation and amortization	(110.0)
Repositioning expenses	(6.7)
Acquisition and integration costs	(16.5)
Interest expense, net	(172.4)
Impairment charge	(1.0)
Benefit from income taxes	19.2
Refinancing expenses	—
Operational initiatives related consulting costs	(8.0)
Pre-IPO public company costs	(3.3)
Acquisition-related litigation expenses	(7.9)
Stock-based compensation expense	(18.8)
Remediation costs	(30.0)
Gain on sale of investments	16.2
Other	(6.1)
Income from continuing operations	31.5
Add (deduct):
Depreciation and amortization	110.0
Impairment charge	1.0
Stock-based compensation	18.8
Net change in non-cash working capital	(187.0)
Net change in deferred revenues	72.6
Non-cash interest	15.3
Gain on sale of investments	(16.2)
Other, primarily changes in long-term assets and liabilities and deferred taxes	(14.9)
Cash flows from operating activities of continuing operations	31.1
Cash flows from operating activities of discontinued operations	(8.7)
Cash flows from operating activities	22.4

Cash flows from investing activities	16.8
Cash flows from financing activities	571.7
Pro forma cost savings represents the estimated annual financial impact of the actions related to our OE Program initiatives, headcount reductions, plant consolidation savings, and other synergies related to the DPP, Gallus, Irix and Agere acquisitions, as if such activities were completed as of August 1, 2015.
As discussed previously, we are only required to perform the first lien leverage ratio calculation after borrowing 25% or $50.0 million on the Secured Revolving Facility. As of July 31, 2016 there were no outstanding borrowings on the Secured Revolving Facility and the calculation performed below is for information purposes.

The calculation of the first lien leverage ratio, if required, would include total debt secured by a first priority lien as of July 31, 2016 of $1,663.5 million. Net debt is then calculated to be $924.7 million (total debt secured by a first priority lien less total cash as of July 31, 2016 of $738.8 million). As a result our first lien leverage ratio as of July 31, 2016 would be 2.19.
2015 Senior PIK Toggle Notes
In May 2015, we issued $550.0 million in aggregate principal amount of 8.75% / 9.50% Senior PIK Toggle Notes due May 1, 2020 (the ‘‘Senior PIK Toggle Notes’’) in a private placement, pursuant to which it entered into an indenture (the "Indenture") with a commercial bank acting as trustee.
On August 3, 2016, the Company used the net proceeds from the IPO, together with available cash on hand, to redeem all of the outstanding Senior PIK Toggle Notes.
2014 Senior Unsecured Notes
In February 2014, we issued $450.0 million in aggregate principal amount of 7.50% senior unsecured notes due February 1, 2022 (the ‘‘Notes’’) in a private placement, pursuant to which it entered into an indenture (the ‘‘Indenture’’) with a commercial bank acting as trustee (the ‘‘Trustee’’).
Interest on the Notes accrues at a rate of 7.50% per annum and is payable semiannually in arrears on each February 1 and August 1, commencing on August 1, 2014. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months. The Notes are generally required to be guaranteed by each of our restricted subsidiaries that guarantees the Credit Facility or that guarantees other material indebtedness of ours or other Note guarantors.
Except for offers to purchase Notes upon certain asset sales or a change in control, no mandatory redemption or sinking fund payment is required with respect to the Notes.
Prior to February 1, 2017, we may redeem all or a portion of the Notes at a redemption price equal to the principal amount redeemed, plus unpaid interest accruing on the principal amount redeemed to (but excluding) the redemption date, plus a make whole premium equal to the greater of (a) 1% of the principal amount redeemed and (b) (i) 105.625% of the principal amount redeemed plus all required interest payments on that principal amount through February 1, 2017, discounted back to the Redemption Date, minus (ii) the principal amount redeemed.
On and after February 1, 2017, we may redeem all or a portion of the Notes at the applicable redemption prices set forth below (expressed as percentages of principal amount redeemed), plus unpaid interest accruing on the principal amount redeemed to, but excluding, the Redemption Date:

Year	%
2017	105.625
2018	103.750
2019	101.875
2020 and thereafter	100.000
In addition, we may redeem all of the Notes at a redemption price equal to the principal amount redeemed, plus unpaid interest accruing to (but excluding) the redemption, upon certain adverse changes in applicable tax laws.
The Notes are guaranteed by the Company and the Indenture does not require us to maintain compliance with any financial covenants. The Indenture does contain customary affirmative and negative covenants, including with respect to mergers, asset sales, restricted payments, restricted investments, issuance of debt and equity, liens, and affiliate transactions, subject to baskets and other exceptions. However, we will be exempt from many of the negative covenants if the Notes receive investment grade ratings from both Moody’s and S&P. The Indenture also contains customary events of default, such as for non-payment, breach of other covenants, misrepresentation, cross default to other material debt, bankruptcy events, unsatisfied judgments, and actual or asserted invalidity of guarantees.
As of July 31, 2016, we were in compliance with the covenants in the Indenture.
Note Payable to DSM Newco B.V.
In June 2016, we issued a $51.0 million promissory note as a distribution to one of our members, DSM Newco B.V., in order to provide funds for the Partnership to redeem and cancel the preferred interest in the Partnership held by DSM.

We used net proceeds from the IPO plus additional cash on hand to redeem the Note Payable on August 1, 2016.
 Financing Ratios
Total interest-bearing debt at July 31, 2016 was $2,712.8 million, $46.5 million higher than at October 31, 2015. At July 31, 2016, our consolidated ratio of interest-bearing debt to shareholders' deficit was (747.9)%, compared to (308.5)% at October 31, 2015.
Off-Balance Sheet Arrangements
We do not have any relationships with entities often referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Recent Accounting Pronouncements
See Note 1 to our unaudited consolidated financial statements contained in this quarterly report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.
Critical Accounting Estimates
For information regarding our critical accounting policies and estimates, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" contained in our 2015 consolidated financial statements included in our final prospectus filed with the SEC on July 20, 2016. There have been no material changes to the critical accounting policies previously disclosed in that report.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Risk
Our business is conducted in several currencies: Canadian dollars and U.S. dollars for our Canadian operations, U.S. dollars for our U.S. operations, Euros, U.S. dollars and British Sterling for our European operations and Australian Dollars for our Australian operations. We are subject to foreign currency transaction risk because a significant portion of our revenues and operating expenses from our operations in certain countries are denominated in different currencies. Our material foreign currency transaction risk arises from our Canadian operations. Our Canadian operations negotiate sales contracts for payment in both U.S. and Canadian dollars, and materials and equipment are purchased in both U.S. and Canadian dollars. The majority of the non-material costs (including payroll, facilities' costs and costs of locally sourced supplies and inventory) of our Canadian operations are denominated in Canadian dollars. In the nine months ended July 31, 2016, approximately 90% of the cash inflows and 10% of the cash outflows of our Canadian operations were transacted in U.S. dollars. As a result, if we do not effectively hedge such foreign currency exposure, our results of operations will be adversely affected by an increase in the value of the Canadian dollar relative to such foreign currency. In addition, we may experience hedging and transactional gains or losses because of volatility in the exchange rate between the Canadian dollar and the U.S. dollar. Based on the Company's current U.S. denominated net inflows, as of July 31, 2016, fluctuations of +/- 10% would, everything else being equal, have an effect on quarterly (loss) income before income taxes of approximately +/- $9.6 million, prior to hedging activities.
The objective of our foreign exchange risk management activities is to minimize transaction exposures and the resulting volatility of our earnings. We manage this risk by entering into foreign exchange contracts. As of July 31, 2016, we have entered into 42 foreign exchange forward contracts covering approximately 78% of our Canadian-U.S. dollar cash flow exposures for the next twelve months.
Our Canadian foreign exchange forward contracts mature at various dates through July 19, 2017 and have an aggregate net fair value of $94.2 million. As of July 31, 2016, an adverse exchange rate movement of 10% against our Canadian foreign exchange forward contracts would result in a pre-tax loss of approximately $9.4 million.
The amount of the Company's Euro denominated debt designated as a hedge against its net investment in its subsidiaries in Austria, The Netherlands, Germany, France and Italy, is €466.6 million as of July 31, 2016. This hedge was originally designated at the time of the DPP Acquisition and the related refinancing that occurred on March 11, 2014 and is re-designated on a quarterly basis. As of July 31, 2016, the balance of the net investment hedge was $62.8 million and is included in accumulated other comprehensive income (loss) in members' deficit. Any unrealized exchange losses are included in the consolidated statement of operations due to ineffectiveness.
The following table summarizes the net investment hedge foreign exchange activity for the three and nine months ended July 31, 2016 and three and nine months ended July 31, 2015 since net investment hedge inception:

	Three months ended July 31,		Nine months ended July 31,
	2016	2015	2016	2015
Foreign exchange gain (loss) for the period from net investment hedge	12.9	11.0	(8.1)	42.9
Release of ineffective portion of net investment hedge to consolidated statement of operations	(1.2)	—	1.0	—
Net investment hedge gain from sale of Italian subsidiary reclassified to consolidated statement of operations	—	(3.9)	—	(3.9)
Net gain (loss) to other comprehensive income (loss) for the period related to net investment hedge	11.7	7.1	(7.1)	39.0
Interest Rate Risk
As of July 31, 2016, our sources of variable rate long-term debt were comprised of the following. Note that the below assumes a fully drawn Secured Revolving Facility and does not include any potential hedging impacts.

	Total Borrowed/Available	Impact of 100 Basis Point Increase in Applicable Interest Rates
	$	$
USD Term Loan with a base rate plus 2.25% or LIBOR with a floor of 1% plus 3.25% rate, (currently 4.25%), and maturity date of March 10, 2021 (the "Credit Agreement")	1,141.8	11.4
Euro Term Loan with a base rate plus 2.50% or LIBOR with a floor of 1% plus 3.50% rate, (currently 4.50%), and maturity date of March 10, 2021 (the "Credit Agreement")	521.7	5.2
$200.0 million secured revolving credit facility maturing March 10, 2019, bearing interest for eurodollar loans at LIBOR with a floor of 1% plus 3.25%, Canadian prime rate loans at the Canadian prime rate plus 2.25%, and base rate loans at the base rate plus 2.25%	200.0	2.0
Italian subsidized loan with annual interest rate of 0.5%, and maturity date of June 30, 2020	4.2	—
Italian bank loan with Euribor 6-month + 7.1% rate, and maturity date of June 30, 2020	0.7	—

Item 4.    Controls and Procedures
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We are currently in the process of reviewing, documenting and testing our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Website Availability of Reports, Corporate Governance Information and Other Financial Information
Patheon maintains a corporate investor relations website, ir.patheon.com, where shareholders and other interested persons may review, without charge, among other things, Patheon’s SEC filings, each of which are generally available on the same business day as the filing date with the SEC on the SEC’s website, www.sec.gov. The business and financial materials and any other statement or disclosure on, or made available through, the websites referenced herein shall not be deemed incorporated by reference into this report.

Part II.    Other Information
Item 1.    Legal Proceedings
The information required by this item is incorporated by reference to Part I, Item 1, Note 10: Other Information.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on July 20, 2016.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.    Defaults upon Senior Securities
None
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None

Item 6.    Exhibits

Exhibit			Incorporated by Reference			Filed
Number		Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1		Amended and Restated Articles of Association of Patheon N.V., dated as of July 26, 2016	8-K	3.1	7/26/2016
10.1		Shareholders' Agreement, dated July 20, 2016, among the Company, JLL Patheon Co-Investment Fund, L.P., Koninklijke DSM N.V., JLL/Delta Patheon Holdings, L.P., Patheon Holdco Coöperatief U.A., JLL Associates V (Patheon), L.P., JLL Partners Fund V (New Patheon), L.P. and JLL Partners Fund VI (Patheon), L.P.	8-K	10.1	7/26/2016
10.2	†	Patheon N.V. 2016 Omnibus Incentive Plan	8-K	10.2	7/26/2016
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2		Certification of Periodic Report by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*
101.INS		XBRL Instance Document				*
101.SCH		XBRL Taxonomy Extension Schema Document				*
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB		XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document				*

† Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Patheon N.V.
(Registrant)

By:    /s/ James Mullen
James Mullen
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

September 13, 2016

By:    /s/ Stuart Grant
Stuart Grant
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

September 13, 2016