Form 10-K
period 2016-10-31
Patheon N.V.
filed 2016-12-23
CIK 1643848

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2016
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
(Address of Registrant’s Principal Executive Offices and Zip Code)
+31 (0)20 622 3243
Registrant's Telephone Number, including Area Code

Securities registered pursuant to Section 12(b) of the Act:
Ordinary Shares, par value €0.01	New York Stock Exchange
(Title of each class)	(Name of exchange on which registered)
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
On April 29, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s ordinary shares, €0.01 par value per share, were not listed on any exchange or over-the-counter market. The registrant’s ordinary shares began trading on the NYSE on July 21, 2016.
As of December 23, 2016, the registrant had 145,074,042 shares of ordinary shares issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate by reference from the registrant's definitive proxy statement relating to its 2016 annual meeting of shareholders to be filed with the Securities Exchange Commission within 120 days after the close of the registrant's fiscal year.

Patheon N.V.

Special Note Regarding Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains "forward-looking statements", within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are subject to the "safe harbor" created by those sections. All statements other than statements of historical facts, included in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify these forward-looking statements by the use of words such as ‘‘outlook,’’ ‘‘believes,’’ ‘‘expects,’’ ‘‘potential,’’ ‘‘continues,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,’’ ‘‘predicts,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘estimates,’’ ‘‘anticipates’’ or the negative version of these words or other comparable words. All forward-looking statements are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different.
While we believe that our assumptions are reasonable, it is very difficult to predict the impact of known factors, and it is impossible to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-K in the context of the risks and uncertainties disclosed in Part I, Item 1A of this Form 10-K under the heading "Risk Factors," which are incorporated herein by reference.
The forward-looking statements included in this Form 10-K are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. If we do update one or more forward looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.

Part I
Item 1. Business
Overview
Patheon is a leading global provider of outsourced pharmaceutical development and manufacturing services. We provide a comprehensive, integrated and highly customizable range of active pharmaceutical ingredient, or API, and finished drug product services to our customers, from formulation development to clinical and commercial-scale manufacturing, packaging, and life cycle management. Our services address both small molecule and large molecule biological drugs. We believe we are the only end-to-end integrated provider of such services, which, combined with our scientific and regulatory expertise and specialized capabilities, allows our customers to partner with a single outsourced provider to address their most complex development and manufacturing needs. We believe we have the broadest technological capabilities in our industry, across the full spectrum of development and manufacturing, to support our end-to-end integrated platform.
We believe we are a critical partner for our customers who increasingly rely on our customized formulation, development and manufacturing expertise to address growing drug complexity, cost pressures and regulatory scrutiny. We partner with many of our customers early in the drug development process, providing us the opportunity to continue to expand our relationship as molecules progress through the clinical phase and into commercial manufacturing. This results in long-term relationships with our customers and a recurring revenue stream. We believe our breadth of services, regulatory track record, reliability and scale address our customers’ increasing need to outsource and desire to reduce the number of supply chain partners while maintaining a high quality of service.
Through our end-to-end integrated service offering, known as ‘‘Patheon OneSource™’’, we provide our customers with comprehensive solutions for both small molecule and large molecule biological pharmaceuticals across our three main segments, including development and manufacturing services for API (Drug Substance Services, or DSS), formulation development and pre-clinical and clinical drug product manufacturing (Pharmaceutical Development Services, or PDS), and commercial drug product manufacturing and packaging (Drug Product Services, or DPS).
Our end-to-end integrated service offering allows us to provide a comprehensive suite of capabilities across different drug formulations to address our customers’ needs. Our specialized capabilities address 75% of all pharmaceutical dosage forms, with expertise and specialized capacity in high potency, controlled substances, low-solubility, sterile, modified release and softgel technologies.

•
DPS: We believe we are the clear drug manufacturing partner of choice for the pharmaceutical industry. Over the last decade, we have developed and manufactured 92 newly approved drugs, including 17 in 2015, which is more than twice the number of any other contract development and manufacturing organization, or CDMO and represents more than 20% of the total outsourced NDA approvals during those periods. We produce 23 billion solid doses and 146 million sterile doses annually, many of which address central nervous system, oncological and other life-threatening conditions. We believe we are among the largest providers of aseptic “fill-finish” services for finished dose biological drug products. In addition, based on market research, we developed or manufactured 27 of the top 100 selling drugs in 2015.

•
PDS: We are the number one global provider of formulation development services. Our capabilities span the full breadth of advanced scientific services from discovery to regulatory approval, including formulation development across approximately 40 dosage forms, as well as analytical services, and life cycle management.

•
DSS: We are a leading provider of complex small molecule API and flexible outsourced manufacturing solutions for large molecule biological API from early development through commercial scale production. We believe we are one of the top three outsourced manufacturers of highly complex biological drug substances through our four biological API facilities.

We serve a highly diverse, blue chip customer base comprised of more than 400 clients in over 70 countries, including all of the top 20 largest pharmaceutical companies, 18 of the 20 largest biotechnology companies and 15 of the 20 largest specialty pharmaceutical companies. We provide development and manufacturing services for approximately 700 products and molecules.
We employ approximately 9,100 employees and contractors, including more than 600 scientists and technicians, at more than 25 locations in the U.S., Canada, Europe, Australia, Japan and China.

The Evolution of Patheon

In early 2011, James C. Mullen, who was previously the Chief Executive Officer of Biogen Idec Inc., one of the world’s largest biotech companies, joined Patheon as Chief Executive Officer and assembled a leadership team that brought extensive pharmaceutical and healthcare sector experience, as well as a customer perspective, to our business. Over the last five years, we have transformed our business into a global, end-to-end integrated service provider, and significantly enhanced our operating performance and growth potential. We made substantial investments in a broad range of technologies that provide our customers advanced development services, and operations systems that enable us to execute customer projects on-time and on-budget, while maintaining excellence in quality. As a result, we have positioned our business to meet the rapidly evolving development and manufacturing needs of our customers while continuing to deliver strong financial performance.
These strategic investments and operational changes implemented since 2011 have significantly improved our financial performance and provide the foundation for our future growth. These changes include:

•
Implementing operational excellence initiatives throughout the Company. Since 2011, we have implemented a series of continuous improvement projects as part of our company-wide operational excellence program, or OE Program, to enhance our manufacturing and operational processes. The program relies on several key levers, including Lean and Six Sigma principles, visual management tools and performance boards to monitor key indicators, and employee engagement and empowerment. Examples of actions that we have taken as a part of our OE Program include enhancing our labor productivity, improving our manufacturing yield through streamlining floor operations, consolidating procurement activities, and rationalizing facilities. Our OE Program is deeply ingrained in our corporate culture and significantly reduces production costs, improves productivity of our operating assets and employees, and drives an industry-leading customer experience. We rely on our OE Program to drive key customer metrics, such as right-first-time, or RFT, and on-time-delivery, or OTD, which improve efficiency, reduce costs, enhance execution of client projects, and support growth by increasing manufacturing capacity and throughput. Our organization-wide focus on RFT and OTD, coupled with our technical capabilities and regulatory and scientific expertise, provides substantial value to our customers, allowing them to bring better products to market faster while reducing their manufacturing costs. This, in turn, drives our customer retention, new business wins and higher profitability. We apply our OE Program to our entire existing manufacturing network, as well as to businesses that we acquire.

•
Establishing a global end-to-end integrated platform by investing $1.4 billion in five M&A transactions to expand the range of development and manufacturing services offered to our customers. Since 2012, we have acquired and integrated five companies: Banner Pharmacaps (consisting of Sobel USA Inc. and Banner Pharmacaps Europe B.V.), DSM Pharmaceutical Products Group, Gallus BioPharmaceuticals LLC, Irix Pharmaceuticals, Inc. and Agere Pharmaceuticals, Inc. Through our acquisitions, we have added attractive and differentiated capabilities and technologies for developing and manufacturing a broad array of complex small molecule and large molecule biologics, including capabilities in softgel, development and commercial scale biological and small molecule API, North American sterile capacity, and low-solubility dispersion technology. We have developed a system for integrating acquisitions based on our OE Program capabilities that facilitates the seamless transition of acquired businesses into Patheon and the rapid realization of operating efficiencies, which translate into revenue and cost synergies. We believe our expertise in integrating acquisitions positions us to lead the consolidation of the fragmented CDMO industry and add capabilities to further strengthen our value proposition to our customers.

•
Enhancing our sales and marketing strategy and management team to facilitate strategic, solutions-based relationships with customers across multiple molecules and spanning a drug’s entire life cycle. Our global sales force is deeply embedded with our current customers and brings to bear the full resources and expertise of the Patheon organization to expand existing customer relationships and generate sales with new customers. We engage our senior management in the sales and marketing process to build strategic relationships and to enhance our customers’ experience. As a result of these efforts and our expanded capabilities, the number and value of our new business proposals have grown, our win rates from 2012 to 2016 have increased from the mid-teens to the high-twenties, and we continuously generate new business.

Our Industry and Customer Trends
The global pharmaceutical industry is a large and growing market. We serve all key sectors of the industry across both small molecule and large molecule biological drugs, through solid dose forms, sterile products and other complex products such as controlled substances. Revenue for the pharmaceutical industry was $744 billion in 2015 and is expected to grow to $1 trillion in 2020, representing a compounded annual growth rate of 6.0%. This growth is driven by global, secular trends, including increasing demand for pharmaceuticals because of expanded insurance coverage in key markets, an aging population and increased life expectancy rates, a growing middle class in emerging markets and growth in specialty pharmaceuticals. We believe these factors will continue to drive unit growth and complexity, benefiting CDMOs such as Patheon.

The outsourcing of API and drug product development and manufacturing by the pharmaceutical and biotechnology industries is an important driver of growth in our business. In 2015, the pharmaceutical industry spent approximately $141 billion on formulation, development and manufacturing, according to Evaluate Pharma, and we expect approximately $40 billion will be outsourced to CDMOs such as Patheon in 2016, according to Root Analysis. Currently, only 26% to 31% of pharmaceutical industry spending on formulation, development and manufacturing is outsourced, and in the future it is expected that our customer base will increase the use of outsourcing to CDMOs because of the changing industry dynamics described below, driving growth in our market. Industry sources indicate that the CDMO industry’s annual growth rate is expected to be higher than the growth rate in the overall pharmaceutical industry, with overall CDMO growth in the mid to high single digits, and higher for finished dosage formulation services, specialized technologies such as solubility solutions, and pharmaceuticals requiring sterile production such as biological drugs, capabilities in which Patheon has extensive experience.
The key industry dynamics underlying CDMO industry growth include:

•
Our customers are facing growing pricing and competitive pressures, forcing them to reduce fixed costs, reduce time to market for their new drugs, simplify historically complex supply chains and streamline vendor management, while ensuring reliability and quality.

•
Complex formulation challenges presented by many new products require expertise that is costly or impractical for pharmaceutical and biotechnology companies to build and operate in-house. For example, more than 60% of all new compounds entering development will need specialized manufacturing and/or molecular profile modification according to industry research in the American Pharmaceutical Review.

•
The number of drugs developed by emerging and mid-size companies is growing and currently represents an estimated 80% of the drug pipeline. In 2015, approximately $48 billion of capital was raised to fund the development of drug pipelines of emerging biotechnology companies. For many of these companies, outsourcing to CDMOs such as Patheon is a critical component of their business model because they lack in-house formulation capabilities as well as the experience and infrastructure to manufacture the products themselves.

•
The global pharmaceutical industry faces increasing regulatory complexity and compliance requirements, including oversight by the U.S. Food and Drug Administration, or FDA, and its counterparts globally. We believe this represents an opportunity for qualified and global CDMOs to expand market share as companies are looking for a partner such as Patheon with a track record of excellent product quality and deep regulatory capabilities, in order to avoid the consequences of manufacturing and quality issues and regulator-ordered shutdowns, such as drug shortages and lost revenue and earnings.

We serve the entire spectrum of customers, including large, mid-size and specialty pharmaceutical and biotechnology companies, emerging biotechnology companies, and generic pharmaceutical companies, as well as customers in other related areas, such as consumer or over-the-counter nutritional and animal health companies, each with a distinct outsourcing dynamic:

•
Large pharmaceutical and biotechnology companies are actively reducing their fixed asset base and focusing on their core activities of research and development, or R&D, and sales and marketing. These companies are increasingly recognizing that formulation development and manufacturing are non-core activities for their businesses. As a result, they are outsourcing instead of investing substantial capital in building specialized capabilities in-house to address their increasingly complex pipelines.

•
Mid-size or specialty pharmaceutical and biotechnology companies are increasingly focused on sales, marketing, and late stage clinical development, as opposed to establishing internal formulation capabilities and manufacturing capacity, and as a result are outsourcing significant portions of this value chain.

•
Emerging pharmaceutical and biotechnology companies are being driven by venture and other investors to adopt virtual business models in which the Company identifies a promising drug candidate and then relies heavily on outsourcing all activities, including formulation development and manufacturing. Many of these drug candidates are ultimately licensed or sold to larger companies for late stage clinical development and commercialization. We believe companies such as Patheon are well-positioned to retain a molecule even if it is licensed or sold, due to the significant cost and time involved in switching service providers.

•
Generic pharmaceutical companies increasingly seek to outsource development and manufacturing of complex products they cannot produce with their existing infrastructure to third parties that have such specialized capabilities given the importance of speed-to-market for these companies (for example, the 180-day marketing exclusivity period for generic companies that are “first-to-file” under a patent challenge).

Relative to the outsourcing rate for the contract research organization, or CRO, industry, the CDMO industry is underpenetrated in most of its sub-segments, creating significant growth opportunities for a CDMO with an end-to-end integrated offering such as Patheon due to a growing propensity by biopharmaceutical companies to outsource. We believe our sector will follow a similar trajectory to the CRO industry.
In addition, the CDMO industry is highly fragmented, with more than 600 companies worldwide, many of which specialize in a single capability or are too small to achieve economies of scale and benefit from customer or product diversification. As a result of growing customer demand for scale providers with a broader range of services throughout the drug life cycle, we believe there will be opportunities for a company such as Patheon to lead the consolidation of the industry through strategic acquisitions and to take market share from sub-scale competitors.
Our Competitive Strengths
We believe the following competitive strengths provide the foundation for our position as the leading provider of CDMO services:

•
Sector-leading performance driven by continuous operational excellence improvement. Over the last five years we have implemented a major initiative to drive operational efficiencies across our global network of facilities and rapidly and effectively integrate acquisitions. Our OE Program, which is deeply embedded in our operations and culture, is aimed at aligning our operations and incentives around the key customer metrics of RFT and OTD. As a result, our on-time performance for delivering customer projects increased from 86% in 2011 to 95% in 2016, to which we believe our customers ascribe significant value. In addition, through efficiency gains we have increased capacity by 21% over this period without significant capital investments and generated substantial cost savings from improvements to both existing operations and acquired businesses. We believe these continuous efforts will continue to unlock capacity, reduce costs and help drive margin improvements annually.

•
End-to-end integrated capabilities. We provide a comprehensive, integrated and highly customizable range of API and finished drug product services to customers, from formulation development to clinical and commercial-scale manufacturing, packaging, and life cycle management. Our services address both small molecule and large molecule biological drugs. We believe we are further differentiated by the wide range of formulation and manufacturing services we provide to our customers, which encompass 75% of all pharmaceutical dosage forms, and by providing specialized capabilities that our customers are increasingly seeking such as high potency, controlled substance, low-solubility, aseptic manufacturing, modified release and softgel formulations. Our breadth of technologies spanning development and manufacturing further support our end-to-end integrated platform, increasing product development speed and reducing costs for our customers by avoiding the time, regulatory burden and cost required to transfer a molecule to other service providers.

•
Extensive and long-term relationships with our customers from development through commercial manufacturing driving a recurring, highly-visible revenue stream. Our end-to-end integrated platform allows us to capture customer molecules early in the development process and retain them through full-scale commercial manufacturing, while efficiently and reliably maintaining quality in a complex supply chain. Once won, this business is highly stable due to regulatory requirements, lengthy and costly product transfer processes, and customers’ need to ensure uninterrupted supply. For example, in 2015, a third of our commercial manufacturing new product launches originated from our formulation and development projects. Our drug product commercial manufacturing contracts generally extend five or more years and approximately 95% of the products we currently manufacture are under contract through 2017. Based on current signed contracts across all segments, approximately 85% of forecast revenue for 2017 will be associated with ongoing programs which have already been initiated.

•
Industry-leading reputation for quality and reliability across our global network. We are an industry leader in product quality and regulatory compliance. We have a culture of continuous improvement in quality, with internal standards and targets that exceed regulatory rules and customers’ internal standards. As a result, we believe we have one of the best track records in the industry for both pharmaceutical companies and outsourced service providers. Increased regulatory scrutiny has resulted in industry supply disruptions or facility shutdowns, contributing to the recent record levels of drug shortages, including for numerous life-saving drugs. As regulatory requirements have increased, many pharmaceutical companies have migrated to CDMO providers with a demonstrated ability to consistently meet quality and compliance standards. We complement our industry-leading quality systems with a global network, which allows us to validate our customers’ products across multiple manufacturing lines within a facility and across multiple facilities within our network to ensure supply security. In addition, our focus on RFT and OTD metrics underpins our position as an industry leader for customer service.

•
Proven management team. Our management team is highly experienced, possesses deep industry knowledge and is operationally focused. The senior team, including our Chief Executive Officer, Mr. Mullen, has incorporated the customer perspective from extensive careers in the pharmaceutical industry. Under Mr. Mullen’s leadership, we have repositioned our business by executing on our OE Program initiatives and undertaking five acquisitions to establish Patheon as the only end-to-end integrated provider of CDMO services.
Our Growth Strategy
Our strategy is to grow top-line revenues organically, increase margins through operational efficiency initiatives and operating leverage from incremental revenue, and acquire and integrate companies that complement our existing platform. The key elements of our growth strategy are:

•
Leverage our end-to-end platform and global scale to extend our position as the leading integrated CDMO. The highly customizable services we provide throughout the product life cycle afford us significant opportunities to respond to growing customer demand for supply chain simplicity, development and manufacturing speed, and quality. Our PDS capabilities allow us to partner with our customers early in the development process of their molecules, providing a pipeline of molecules for our commercial manufacturing services as the molecules progress through the clinical phase and into commercial manufacturing. In fiscal 2016, we had PDS projects for 564 drugs in clinical development, including 221 Phase 1 projects, 109 Phase 2 projects and 234 Phase 3 projects. During our evolution over the past five years, we have aligned our sales, marketing and management functions, on all organizational levels, to cross-sell the breadth of our capabilities and market the “Patheon OneSource” service offering. We believe this strategy will continue to drive business across all customer segments, and represents a high-dollar value, high-margin growth opportunity.

•
Continue our operational excellence initiatives to optimize capacity and efficiency, reduce costs and drive outstanding financial performance. Our organization-wide OE Program efforts focus on improving manufacturing efficiency and quality, driving cost savings, increasing capacity and creating value throughout the manufacturing chain. We intend to continue maximizing revenue growth and margin expansion through our resulting expanded capacity and facility utilization. For example, we have increased capacity by 21% since 2011, and our current utilization of 49% allows us to continue to launch new projects without significant investment in new facilities. We believe that this continuous focus on operational excellence will drive margin improvements and support robust revenue growth on an annual basis, which should result in significant operating leverage.

•
Target high-growth, high-value areas of the pharmaceutical and biotechnology industries. Our customers increasingly seek complex drug formulations and delivery technologies that exceed their own in-house capabilities. We intend to use our broad range of specialized dosage and formulation solutions, which include high potency, softgel, controlled substance, modified release and sterile dosage forms, to serve this market segment. For example, our acquisition of Gallus BioPharmaceuticals provided us with capabilities for complex clinical and commercial scale biologics manufacturing in the key U.S. market. We believe our expertise in these areas and the breadth of services we provide are differentiators for Patheon.

•
Selectively pursue strategic investments and acquisitions to support expanding customer needs and complement our existing platform. As a customer-driven company, we have invested in new specialized technologies, expanded capacity in high-demand capabilities, and broadened our capabilities in high value-added product and service offerings in response to market demand. For example, in response to growing demand for pre-filled syringes to deliver biological molecules, we completed construction of a new production line in a European sterile facility in late 2013. In addition, we have acquired five companies since 2012, including three acquisitions between September 2014 and March 2015, each of which provided new or expanded capabilities and scale for our end-to-end integrated offering. We plan to continue adding complementary, high-value technological and operational capabilities and service offerings to meet customer needs through investment, acquisitions and collaborations. We expect Patheon will continue to be an active, disciplined consolidator of the fragmented CDMO industry to complement our organic growth strategy.

Our Operational Excellence
Since 2011, we have implemented a series of continuous improvement projects as part of our company-wide operational excellence program, or OE Program, to enhance our manufacturing and operational processes. Our OE Program is deeply ingrained in our corporate culture and is designed to significantly reduce production costs, improve productivity of our operating assets and employees, and drive an industry-leading customer experience. In addition, our OE Program serves as a critical tool to assist in rapidly and seamlessly integrating acquired businesses and achieving cost synergies. Our OE Program, Driving Performance eXponentially, is built upon the cumulative strengths and successes of legacy initiatives, and was developed in close collaboration with a preeminent global consultancy firm.
Our OE Program is centered on a commitment to delivering services and products to our customers “right the first time” and “on time,” which we believe in turn drives customer satisfaction, retention and new business wins. The program relies on several key levers, including Lean and Six Sigma principles, visual management tools and performance boards to monitor key indicators, as well as employee engagement and empowerment. These three components allow quality, timeliness and efficiency to be measured and monitored by all employees, from workers on the factory floor to our Chief Executive Officer, and we believe result in better performance and customer satisfaction. This has directly improved our operating performance, increased capacity within our existing facility network and enhanced operating efficiencies, resulting in enhanced operating margins. Examples of actions that we have taken as a part of our OE Program and the resulting operational and financial benefits include:

•	Labor savings driven by streamlining floor operations, optimizing shift structures and improving organizational design and improving site systems and processes;

•	Yield improvement as a result of reduction in manufacturing losses related to quality, equipment readiness and continuously enhancing staff training;

•	Energy savings driven by enhanced performance management (tracking, target setting and root-cause problem solving); and

•	Improvements driven by reduction in direct labor, factory overhead and SG&A staff.
In addition, we have consolidated procurement activities, rationalized facilities and moved non-core administrative functions to lower cost jurisdictions through a business process outsourcing initiative. Typically, the impact of any given operational improvement is modest; however, the aggregate impact of hundreds of process improvements in each facility across the entire manufacturing network has a significant financial impact.
We continue to drive our OE Program globally. Each site goes through a structured process, starting with a diagnostic phase that includes gathering data on the site, followed by an implementation stage, with active sponsorship from site leadership and driven by seasoned OE leadership from sites that have already put such OE programs in place. Thereafter we focus on stabilizing, improving, and tracking the implemented programs. Once initially implemented in a given facility, our OE Program then focuses on continuous improvement which continues to yield operating efficiencies, cost savings and ongoing margin expansion.
Our Services
The development and manufacture of pharmaceuticals is a complex, multi-step process involving the following:

•	Development of a manufacturing process for and production of the active pharmaceutical ingredient or biologic substance;

•	Development of a suitable formulation; production at pilot scale;

•	Technology transfer to scale up the manufacturing; and

•	Commercial scale manufacturing and packaging.
Through our end-to-end integrated platform, we provide the entire spectrum of development and manufacturing services for both small molecule and large molecule biological pharmaceuticals. We operate three core lines of business that span the value chain for formulation, development and manufacturing services: DPS, PDS, and DSS.
Drug Product Services
We believe we are the world’s second largest DPS provider with an approximate 7% global market share based on calendar year 2015 market size provided by Roots Analytics.
Our DPS business segment provides manufacturing and packaging for approved prescription and OTC products. We manufacture both small molecule and large molecule biologic products for customers in conventional and specialized dosage forms. We differentiate ourselves by our breadth of dosage forms and specialized capabilities. Small molecule dosage forms include both coated and uncoated compressed tablets and hard shell gelatin capsules. Our specialized capabilities relate to high potency, controlled substance, modified release and softgel technology dosage forms including sterile injectables, solid oral conventional and specialized dosages, such as softgel, high potency, controlled substances and modified release. Our sterile dosage forms include aseptically (sterile) filled and terminally sterilized liquids and vials, bottles and pre-filled syringes/cartridges and sterile lyophilized (freeze-dried) products in vials. DPS operations are located at 11 facilities in North America and Europe.
Our DPS customer base is diverse. In fiscal 2016, we provided DPS services to more than 250 different groups, which included large, mid-size and emerging pharmaceutical companies, as well as generic companies, comprising 36%, 25%, 16% and 16%

of our fiscal DPS revenues, respectively. The remaining revenues were from retail and other pharmaceutical customers. In fiscal 2016, the top 20 different DPS groups represented approximately 69% of our DPS total revenues.
Typically, we enter into contracts with our DPS customers that are five years or longer, providing a stable, recurring revenue base with substantial forward visibility. Based on current signed contracts, approximately 95% of forecast DPS revenue for 2017 is under contract.
Over the last decade, we have developed and manufactured 92 newly approved drugs, including 17 in calendar year 2015, which is more than twice the number of any other CDMO. This represents more than 20% of the total outsourced approvals during those periods.
Pharmaceutical Development Services
We believe we are the world’s largest PDS provider, with approximately 9% global market share.
Our PDS business segment provides a wide spectrum of advanced formulation, production and technical services and scientific expertise and solutions from the early stages of a product’s development to regulatory approval and new formulations of approved products for life cycle extension. The specific services we provide include early development; pre-formulation, formulation and development of dosage forms; manufacturing of development stage products during the regulatory drug approval process, including manufacturing of pilot batches; scale-up and technology transfer services designed to validate commercial-scale drug manufacturing processes; and development of analytical methods and delivery of analytical services. We operate nine development facilities in North America and Europe.
We provide solutions for our clients across approximately 40 dosage forms, representing about 75% of all dosage forms.
The table below highlights a sample of our dosage forms:

Solid Oral	Softgels
Conventional	Liquid-filled capsules
Immediate release tablets	Softgel capsules
Powders/granules/coated beads	Twist off softgels
Powder filled capsules	EnterCare Enteric softgels
LiquiSoft Chewable Liquid Filled Softgels
Specialized	Versatrol Controlled Release Softgels
Multi-layered tablets	Solvatrol Enhanced Solubility Softgels
Fast dispersible tablets	Soflet Gelcaps
Controlled release tablets	Chewels Chewable Gels

Sterile	Highly Regulated Products
Liquid Small Volume Parenteral (SVP)	Controlled Substances
Liquid Large Volume Parenteral (LVP)	High Potency
Lyophilized Vial	Unique Solutions
Prefilled Syringes
Cartridges
Our PDS segment is a strategic feeder to our DPS segment because of our in-depth understanding of a molecule we have helped develop, and the high cost and time to switch pharmaceutical service providers as that molecule progresses into commercial manufacture. Contracts in our PDS segment typically range from three to 24 months. 137 former PDS projects contributed to approximately one-third of the 2016 DPS revenues. Over the last five years, 34% of our commercial manufacturing new product launches originated from our formulation and development projects and we believe that approximately 74% of PDS projects that are successful through Phase III will remain with Patheon for commercial manufacturing.
In fiscal 2016, we worked on approximately 702 projects for our customers, including 564 drug candidates at the investigational new drug, or IND, application stage, which is when the drug is in clinical development but not yet approved for marketing.

Among the projects we worked on during fiscal 2016 were 221 Phase 1 projects, 109 Phase 2 projects and 234 Phase 3 projects as well as other projects at the pre-clinical and post-approval stage. Since the beginning of 2006, our PDS business has developed on behalf of our customers 92 new drug applications, or NDA, that have been approved for marketing by regulatory authorities. Any patent and drug approvals that we obtain, or help to obtain, belong to our customers. We believe our customers value our service-oriented business model as we do not receive royalties or earn revenues from products or new molecular entities (NMEs) that we develop, or help to develop, other than for the development services we provide.
We have a diverse PDS customer base, with emerging companies representing 80% of our customers, which is consistent with the current composition of the global drug pipeline, with the balance represented by mid-size and large pharmaceutical and biotechnology companies and other customers.
Our development group, comprises approximately 380 scientists and technicians, including approximately 40 holding doctoral degrees and another 140 holding Master’s in Science degrees, with extensive development experience across a wide variety of pharmaceutical dosage forms.
Drug Substance Services
Our DSS segment provides development and manufacturing services for the biologically active component of pharmaceutical products under current good manufacturing practice, or cGMP, conditions from early development through commercial production. Our service offerings address small molecules, produced through chemical synthesis, and large molecule biologics such as antibodies and proteins produced through mammalian cell culture.
Biologics represent around 30% of the products currently in development, as biopharmaceutical companies increasingly focus on specialized, high growth areas such as orphan drugs, personalized medicine and antibody drug conjugates. Manufacturing biologics is a highly complex process that is exceedingly difficult to replicate. The manufacturing process typically involves a complex fermentation step with the corresponding developed cell line and media and a complex purification step with cell removal, pre-purification and chromatography purification of product. Total production time depends on the cell line and process and varies between 15 and 60 days. All manufacturing steps must be performed precisely to ensure consistency, quality and purity of a drug product to meet regulatory standards. As pharmaceutical and biotechnology companies increasingly seek to reduce manufacturing costs, increase flexibility, improve yield and address unprecedented regulatory complexity, the outsourced manufacturing market for biologics is expected to rise substantially and disproportionately benefit outsourcing partners with an end-to-end integrated offering that includes early stage development and proven commercial manufacturing capabilities.
We operate four small molecule active pharmaceutical production facilities, located in Linz, Austria, Regensburg, Germany, Florence, SC and Greenville, SC and four biologics active drug substance development and manufacturing facilities, located in St. Louis, MO, Princeton, NJ, Groningen, the Netherlands and Brisbane, Australia. We estimate that our biologics capabilities can serve 70% of the addressable market.
Our biologics capabilities include several proprietary technologies that enable us to produce and purify our clients’ biological substances. These technologies are provided as part of our service to clients. We do not receive milestone payments or royalties for their use. These technologies include:

•	XD technology, a broad-based proprietary platform technology to significantly boost the upstream output of mammalian cell culture processes;

•	Rhobust, a unique, proprietary capture/clarification technology, acquired to complement the value created by XD technology; and

•	Kremer Method for purification in downstream processing and for supporting continuous manufacturing improvements
We have a broad set of technologies and capabilities for complex chemistries to support API development and production of small molecules. These technologies include:

•	Micro reactor - technology for integrating process development, production and downstream processing from laboratory to plant scale in multiproduct production environments under cGMP conditions;

•	Ozonolysis - process for using ozone to create organic compounds such as alcohols, aldehydes or acids. Our capabilities extend from process development at laboratory scale to large-scale production

•	Polymers - production, purification and finalization of polymers (hydrogels) for pharmaceutical application, including specialized equipment for cutting and drying; and

•	Hazardous materials handling - experience in on-site-on-demand production and use of hazardous reagents for productions under cGMP conditions.

Customers and customer relationships
We provided services to approximately 400 clients worldwide in fiscal 2016. Our customers include the 20 largest pharmaceutical companies, 18 of the world’s top 20 largest biotechnology companies and 15 of the world’s 20 largest specialty pharmaceutical companies. For fiscal 2016, our top 10 customers accounted for approximately 37% of our revenues. Our largest customer represented 6% of revenues in fiscal 2016, and no single product accounted for more than 3% of revenues. Our top customers work with us across multiple areas; on average, our top 10 customers work with us across all three segments.
We believe the increasing use of outsourcing by pharmaceutical companies is creating opportunities for us to move from transactional to more strategic relationships with our customers. In line with our strategy of providing end-to-end, integrated services, and broader, deeper client relationships, we have entered into several long-term master service agreements with customers that involve multiple products and multiple sites across multiple segments. For example, we have executed a five-year master supply agreement with a global pharmaceutical company to provide development and manufacturing services. In addition, we have entered into arrangements with customers that have shut down or downsized their facilities, under which the production associated with their closed facilities has been transferred to us. We have also entered into a seven-year manufacturing agreement that led to construction of a new manufacturing facility within one of our existing sites with significant financing from the customer. To facilitate such deeper arrangements, we have developed master service agreement templates for both our PDS and DPS services to allow for the addition of new projects and products without having to renegotiate terms and conditions.
We have created a flexible manufacturing service offering that enables us to partner differently with our clients such as in the examples above. These solutions are tailored to meet the needs of customers in differentiated manner as compared to the competitors in our space. Manufacturing models include Dedicated Capacity, Fractional Capacity, Flexible Network Access, Condominium or Customized Capacity and Enterprise.

•
Dedicated Capacity: For customers with multiple products in a similar dosage form launching within 18 months that need a dedicated facility or line to allow for a flexible schedule to match market demand.

•
Fractional Capacity: For customers that do not have the budget or volume for a dedicated facility or line, we can provide a facility or line for two or three clients allowing for flexibility and a smaller expense.

•
Flexible Network Access: For customers who would like to manufacture in multiple geographies or would like on-demand access to capacity without a preference for location. This model assures access to specific capacity within Patheon’s global network within a specific time period.

•
Condominium/Customized Capacity: For customers with a unique product or delivery system that cannot be manufactured on a conventional line. Patheon provides the design services, procurement of equipment, validation and engineering expertise to build the line then provides manufacturing operations on behalf of the customer.

•	Enterprise: For Customers who own facilities in need of operational improvements or repurposing of existing equipment, Patheon can manage these facilities to accomplish the goals of the customer.
Sales and marketing
Our global sales and marketing group is responsible for generating new business. Each of our sales representatives seeks to generate sales across our entire network. Determination of which site, or sites, will perform specific services is dictated by the nature of the customer’s product, our capabilities and customer preferences. We also engage senior management in the sales and marketing process to build more strategic relationships with our customers and to enhance the customer experience.
The projects of our existing customers are managed by site-based project managers and business managers, who also play an integral role in the sales process by ensuring that our execution of existing projects meet our customers’ expectations and understanding our customers’ projects and evolving needs. These activities can assist the site-based teams in obtaining additional work on existing projects and identifying new projects with existing customers.
Our sales team is supported by global marketing, sales operations, business development services and business intelligence groups located at our U.S. headquarters in Durham, North Carolina, and regional support resources in Europe and Japan. We have approximately 240 customer facing sales professionals.
Competition
We operate in a market that is highly competitive. We compete to provide services to pharmaceutical companies around the world.

Our competition in the DPS market includes full-service pharmaceutical outsourcing companies; contract manufacturers focusing on a limited number of dosage forms; contract manufacturers providing multiple dosage forms and large pharmaceutical companies offering third-party manufacturing services to fill their excess capacity. In addition, in Europe, there are a large number of privately owned, dedicated outsourcing companies that serve only their local or national markets. Also, large pharmaceutical companies have been seeking to divest portions of their manufacturing capacity, and any such divested businesses may compete with us in the future. We compete primarily on the basis of the security of supply (quality, regulatory compliance and financial stability), service (on-time delivery and manufacturing flexibility), capabilities, cost-effective manufacturing and scale.
Our competition in the PDS market includes a large number of laboratories that offer only a limited range of developmental services, generally at a small scale; providers focused on specific technologies and/or dosage forms; and a few fully integrated companies that can provide the full complement of services necessary to develop, scale-up and manufacture a wide range of dosage forms. We also compete in the PDS market with major pharmaceutical and chemical companies, specialized contract research organizations, research and development firms, universities and other research institutions. We may also compete with the internal operations of pharmaceutical companies that choose to source PDS internally. We compete primarily on the basis of scientific expertise, knowledge and experience in dosage form development, availability of a broad range of equipment, RFT, OTD of clinical materials, compliance with cGMPs, regulatory compliance, cost effective services and scale.
Some of our competitors may have substantially greater financial, marketing, technical or other resources than we do. Additional competition may emerge and may, among other things, result in a decrease in the fees paid for our services.
One of the many factors affecting competition is the current excess capacity within the pharmaceutical industry of facilities capable of manufacturing drugs in solid dosage forms. Thus, customers currently have a wide range of supply alternatives for these dosage forms. Another factor causing increased competition is that a number of companies in Asia, particularly India, have been entering the sectors in which we compete over the past few years, have begun obtaining approval from the FDA for certain of their plants and have acquired additional plants in Europe and North America. One or more of these companies may become a significant competitor to us.
Intellectual property
We rely on a combination of trademark, patent, trade secret, copyright and other intellectual property laws in the United States, The Netherlands, Canada and other countries. We have applied in the United States, The Netherlands, Canada and in certain foreign countries for registration of a limited number of trademarks and patents, some of which have been registered or issued. Also, many of the formulations used by us in manufacturing products to customer specifications are subject to patents or other intellectual property rights owned by or licensed to the relevant customer. Further, we rely on non-disclosure agreements and other contractual provisions to protect our intellectual property rights and typically enter into mutual confidentiality agreements with customers that own or are licensed users of patented formulations.
We have patents and trademarks and have acquired and developed and continue to acquire and develop knowledge and expertise, or know-how, and trade secrets in the provision of services in our businesses, including know-how and trade secrets related to proprietary softgel technologies and patents, trademarks, know-how and trade secrets related to advanced intermediates, finished dose pharmaceutical contract manufacturing, and mammalian technology development and manufacturing. Our know-how and trade secrets in our businesses may not be patentable, but they are valuable in that they enhance our ability to provide high-quality services to our customers.
To the extent that we determine that certain aspects of the services we provide are innovative and patentable, we have filed and pursued, and plan to continue to file and pursue, patent applications to protect such inventions, as well as applications for registration of other intellectual property rights, as appropriate. However, we do not consider any particular patent, trademark, license, franchise or concession to be material.
Regulatory matters
We are required to comply with the regulatory requirements of various local, state, provincial, national and international regulatory bodies having jurisdiction in the countries or localities where we manufacture products or where our customers’ products are distributed. In particular, we are subject to laws and regulations concerning research and development, testing, manufacturing processes, equipment and facilities, including compliance with cGMPs, labeling and distribution, import and export, and product registration and listing. As a result, most of our facilities are subject to regulation by the FDA, as well as regulatory bodies of other jurisdictions, such as the EMA, Health Canada, National Health Surveillance Agency in Brazil, or Anvisa, and/or the Federal Commission for the Protection against Sanitary Risk of the Mexican health authority, or COFEPRIS, depending on the countries in which our customers market and sell the products we manufacture and/or package on their behalf. We are also required to comply with environmental, health and safety laws and regulations, as discussed in

“Environmental matters” below. These regulatory requirements impact many aspects of our operations, including manufacturing, developing, labeling, packaging, storage, distribution, import and export and record keeping related to customers’ products. Noncompliance with any applicable regulatory requirements can result in government refusal to approve (i) facilities for testing or manufacturing products or (ii) products for commercialization. The FDA and other regulatory agencies can delay, limit or deny approval for many reasons, including:

•
Changes to the regulatory approval process, including new data requirements, for product candidates in those jurisdictions, including the United States, in which we or our customers may be seeking approval;

•	A product candidate may not be deemed to be safe or effective;

•	The ability of the regulatory agency to provide timely responses as a result of its resource constraints; and

•	The manufacturing processes or facilities may not meet the applicable requirements.
We work closely with our customers to become fully aligned with them and provide them with a level of comfort regarding product availability. As we become more fully aligned, satisfy their needs and exhibit a level of sustainability and a successful compliance record, customers become comfortable with our service and have fewer incentives to establish secondary and additional suppliers. An excellent compliance record helps insure product availability and will encourage customers to place more business with us.
In addition, if new legislation or regulations are enacted or existing legislation or regulations are amended or are interpreted or enforced differently, we may be required to obtain additional approvals or operate according to different manufacturing or operating standards or pay additional product or establishment user fees. This may require a change in our research and development and manufacturing techniques or additional capital investments in our facilities.
Our pharmaceutical development and manufacturing projects generally involve products that must undergo pre-clinical and clinical evaluations relating to product safety and efficacy before they are approved as commercial therapeutic products. The regulatory authorities having jurisdiction in the countries in which our customers intend to market their products may delay or put on hold clinical trials, delay approval of a product or determine that the product is not approvable. The FDA or other regulatory agencies can delay approval of a drug if our manufacturing facility is not able to demonstrate compliance with cGMPs, pass other aspects of pre-approval inspections (i.e., compliance with filed submissions) or properly scale up to produce commercial supplies. The FDA and comparable government authorities having jurisdiction in the countries in which our customers intend to market their products have the authority to withdraw product approval or suspend manufacture if there are significant problems with raw materials or supplies, quality control and assurance or the product is deemed adulterated or misbranded.
Some of our manufactured products are listed as controlled substances. Controlled substances are those products that present a risk of substance abuse. In the United States, these types of products are classified by the DEA as Schedule II, III and IV substances under the Controlled Substances Act of 1970. The DEA classifies substances as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Scheduled substances are subject to DEA regulations relating to manufacturing, storage, distribution, import and export and physician prescription procedures. For example, scheduled drugs are subject to distribution limits and a higher level of recordkeeping requirements.
Furthermore, the total amount of controlled substances for manufacture or commercial distribution is limited by the DEA and allocated through quotas. Our quotas or our customers’ quotas, if any, may not be sufficient to meet commercial demand or to economically produce the product. In addition, based on the regulation regarding controlled substances, the number of manufacturers for API are typically limited. Subsequently manufacturing or supply issues could disrupt our manufacture of the finished dosages for our products.
Entities must be registered annually with the DEA to manufacture, distribute, dispense, import, export and conduct research using controlled substances. State controlled substance laws also require registration for similar activities. In addition, the DEA requires entities handling controlled substances to maintain records, file reports, follow specific labeling and packaging requirements and provide appropriate security measures to control against diversion of controlled substances. If we fail to follow these requirements, we may be subject to significant civil and/or criminal penalties and possibly a revocation of one of our DEA registrations.
Products containing controlled substances may generate significant public health and safety issues, and in such instances, federal or state authorities can withdraw or limit the marketing rights or regulatory approvals for these products. Issues regarding controlled substances could also impact our reputation with regulatory bodies, customers and the public. For some scheduled substances, the FDA may require us or our customers to develop product attributes or a risk evaluation and mitigation strategy to reduce the inappropriate use of the products, including the manner in which they are marketed and sold, so as to reduce the risk of diversion or abuse of the product. Developing such a program may be time-consuming and could delay approval of product candidates containing controlled substances. Such a program or delays of any approval from the FDA could adversely affect our business, results of operations and financial condition.
Audits are an important means by which prospective and existing customers gain confidence that our operations are conducted in accordance with applicable regulatory requirements. Since 2006 our facilities and development centers were audited by 2,334 separate customer audit teams, representing both prospective and existing customers. These audits contribute to our ongoing improvement of our manufacturing and development practices. In addition to customer audits, we, like all commercial drug manufacturers, are subject to audits by various regulatory authorities. Since 2006, regulatory authorities conducted 326 such audits, which involved multiple products, at our sites in North America, Europe and Mexico. Responses to audit observations were submitted to address observations noted, but not all have been fully resolved. It is not unusual for regulatory agencies or customers to request further clarification and/or follow-up on the responses we provide.
Environmental matters
We are required to comply with a variety of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate. We strive to manage the potential risks associated with such laws and regulations through our operational controls, environmental monitoring and routine risk assessment and mitigation processes. Additionally, we maintain an ongoing audit system, including both internal and external audits, designed to help identify and mitigate risks.
A number of our facilities have a history of, or the potential for, contamination and are currently undergoing assessment, remediation or monitoring. In addition, we have also sold or closed some facilities, and in some cases have retained an obligation to address past environmental contamination at such locations.
We have established an accrual, which we review and adjust periodically, to cover contingent liabilities associated with environmental matters. While future developments (for example, changes in our obligations at the sites we are currently addressing or discovery of conditions requiring investigation or remediation at other sites for which we may be responsible) could result in increases to our accrual, we believe that any increases in our accrual to address any environmental liabilities of which we are aware would not materially and adversely affect us.
Seasonality
Revenues from some of our DPS and PDS operations have traditionally been lower in our first fiscal quarter, being the three months ending January 31. We attribute this trend to several factors, including (i) the reassessment by many customers of their need for additional product in the last quarter of the calendar year in order to use existing inventories of products; (ii) the lower production of seasonal cough and cold remedies in the first fiscal quarter; (iii) limited project activity towards the end of the calendar year by many small pharmaceutical and biotechnology customers involved in PDS projects in order to reassess progress on their projects and manage cash resources and (iv) the Patheon-wide facility shutdown during a portion of the traditional holiday period in December and January.
Employees
As of October 31, 2016, we had approximately 9,100 employees and contractors. Works councils and/or collective bargaining agreements are in place at all of our facilities in the United Kingdom, France, Italy, The Netherlands, Austria and Germany, consistent with local labor laws. There is no union representation at any of our North American sites. Our management believes that we generally have a good relationship with our employees around the world and the works councils that represent a portion of our European employee base.
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

Item 1A. Risk Factors
Investing in our ordinary shares involves a high degree of risk. You should consider carefully the risks and uncertainties described below and the other information contained in this Annual Report on Form 10-K, including the financial statements and the related notes, before you decide whether to purchase our ordinary shares.
Risks related to our business
We are dependent on our customers’ spending on and demand for our manufacturing and development services. A reduction in spending or demand could have a material adverse effect on our business.
The amount of customer spending on pharmaceutical development and manufacturing, particularly the amount our customers choose to spend on outsourcing these services, has a large impact on our sales and profitability. The outcomes of our customers’ R&D activities also have an impact on the amount that our customers choose to spend on our services and offerings. Our customers determine the amounts that they will spend based upon, among other things, available resources, access to capital, and their need to develop new products, which, in turn, are dependent upon a number of factors, including their competitors’ research, development and product initiatives and the anticipated market uptake, and clinical and reimbursement scenarios for specific products and therapeutic areas. Consolidation in the pharmaceutical industry may impact such spending as customers integrate acquired operations, including R&D departments and manufacturing operations.
Any reduction in customer spending on pharmaceutical development and related services as a result of these and other factors could have a material adverse effect on our business, results of operations and financial condition.
Furthermore, demand for our DPS business is driven, in part, by products we develop for customers of our PDS business. Due to the long lead times associated with obtaining regulatory approvals for many of these products, particularly dosage forms, and the competitive advantage that may result from gaining early approval, it is important that we maintain a sufficiently large portfolio of pharmaceutical products and that such products are brought to market on a timely basis. If our customers reduce their R&D activities, any resulting decrease in activity in our PDS business could also negatively affect activity levels in our DPS business. Any such decline in demand for our services could have a material adverse effect on our business, results of operations and financial condition.
The consumers of the products we manufacture for our customers may significantly influence our business, results of operations and financial condition.
We are dependent on, and have no control over, consumer demand for the products we manufacture for our customers. Consumer demand for our customers’ products could be adversely affected by, among other things, delays in health regulatory approval, the loss of patent and other intellectual property rights protection, the emergence of competing products, including generic drugs, the degree to which private and government drug plans subsidize payment for a particular product and changes in the marketing strategies for such products.
The healthcare industry has changed significantly over time, and we expect the industry to continue to evolve. Some of these changes, such as ongoing healthcare reform, adverse changes in government or private funding of healthcare products and services, legislation or regulations governing the privacy of patient information or patient access to care, or the delivery, pricing or reimbursement of pharmaceuticals and healthcare services or mandated benefits, may cause healthcare industry participants to reduce the number of our services and products that they purchase from us or the price they are willing to pay for our services and products. For example, the recent passage of healthcare reform legislation in the United States changes laws and regulations governing healthcare service providers and specifically includes certain cost containment measures that may have a material adverse effect on some or all of our customers and thus may have a material adverse effect on our business. Changes in the healthcare industry’s pricing, selling, inventory, distribution or supply policies or practices could also significantly reduce our revenue and profitability. In particular, volatility in individual product demand may result from changes in public or private payer reimbursement or coverage.
If the products we manufacture for our customers do not gain market acceptance, our revenues and profitability may be adversely affected. The degree of market acceptance of our customers’ products will depend on a number of factors, including:

•	the ability of our customers to publicly establish and demonstrate the efficacy and safety of such products, including favorably comparing such products to competing products;

•	regulatory approval of, or regulatory actions taken with respect to, such products;

•	the costs to potential consumers of using such products and the cost of competing products;

•	marketing and distribution support for such products; and

•	public perception of our customers and our customers’ industry.
If production volumes of key products that we manufacture for our customers and related revenues are not maintained, we may suffer a material adverse effect on our business, results of operations and financial condition. Additionally, any changes in product mix due to market acceptance of our customers’ products may have a material adverse effect on our margins.
Our services and offerings are highly complex, and if we are unable to provide quality and timely offerings to our customers, our business could suffer.
The services we offer are highly exacting and complex, due in part to strict regulatory requirements. Our operating results depend on our ability to execute and, when necessary, improve our quality management strategy and systems, and our ability to effectively train and maintain our employee base with respect to quality management. A failure of our quality control systems in our new and existing business units and facilities could result in problems with facility operations or preparation or provision of products. In each case, such problems could arise for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials or environmental factors and damage to, or loss of, manufacturing operations. Such problems could affect production of a particular batch or series of batches of products, requiring the destruction of such products or a halt of facility production altogether.
In addition, our failure to meet required quality standards may result in our failure to timely deliver products to our customers, which in turn could damage our reputation for quality and service. Any such failure could, among other things, lead to increased costs, lost revenue, reimbursement to customers for lost drug product, registered intermediates, registered starting materials, and APIs, other customer claims, damage to and possibly termination of existing customer relationships, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. Production problems in our drug and biologic manufacturing operations could be particularly significant because the cost of raw materials for such manufacturing is often higher than in our other businesses. If problems in preparation or manufacture of a product or failures to meet required quality standards for that product are not discovered before such product is released to the market, we may be subject to adverse regulatory actions, including product recalls, product seizures, injunctions to halt manufacture and distribution, restrictions on our operations, civil sanctions, including monetary sanctions, and criminal actions. In addition, such problems or failures could subject us to litigation claims, including claims from our customers for reimbursement for the cost of lost or damaged APIs, the cost of which could be significant.
Our pharmaceutical development services projects are typically for a shorter term than our pharmaceutical manufacturing projects, and any failure by us to maintain a high volume of pharmaceutical development services projects, including due to lower than expected success rates of the products for which we provide services, could have a material adverse effect on our business, results of operations and financial condition.
Unlike our pharmaceutical manufacturing services business, where our contracts typically have durations of multiple years, our pharmaceutical development services business contracts are generally shorter in term and typically require us to provide development services within a designated scope. Since our pharmaceutical development services business focuses on products that are still in developmental stages, their viability depends on the ability of such products to reach their respective subsequent development phases. In many cases, such products do not reach subsequent development phases and, as a result, the profitability of the related pharmaceutical development service project may be limited. Even if a customer wishes to proceed with a project, the product we are developing on such customer’s behalf may fail to receive necessary regulatory approval or may have its development hindered by other factors, such as the development of a competing product.
If we are unable to continue to obtain new projects from existing and new customers, our pharmaceutical development services business could be adversely affected. Furthermore, although our outsourced pharmaceutical development services business acts as a pipeline for our outsourced pharmaceutical manufacturing services business, we cannot predict the conversion rate of our outsourced pharmaceutical development services projects to commercial manufacturing services projects, or how successful we will be in winning new projects that lead to a viable product. As such, an increase in the turnover rate of our outsourced pharmaceutical development services projects may negatively affect our outsourced pharmaceutical manufacturing services business at a later time. In addition, the discontinuation of a project as a result of our failure to satisfy a customer’s requirements may also affect our ability to obtain future projects from such customer, as well as from new customers. Any failure by us to maintain a high volume of outsourced pharmaceutical development services projects could also have a material adverse effect on our outsourced pharmaceutical development services businesses and, as a result, could have a material adverse effect on our business, results of operations and financial condition.
Our operations outside the United States are subject to a number of economic, political and regulatory risks.
Patheon is an international company organized in The Netherlands with facilities and offices in 11 countries. For the fiscal year ended October 31, 2016 approximately 35% of our revenues were attributable to customers located outside the United States.

Our operations or our customers outside the United States could be substantially affected by foreign economic, political and regulatory risks. These risks include but are not limited to:

•	fluctuations in currency exchange rates;

•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•	customers in certain foreign countries potentially having longer payment cycles;

•
changes in local tax laws, tax rates in certain countries that may exceed those of the United States and lower earnings due to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•	seasonal reductions in business activity;

•	the credit risk of local customers and distributors;

•	unexpected changes in legal, regulatory or tax requirements;

•	local laws related to, and relationships with, local labor unions and works councils;

•
the risk that certain governments may adopt regulations or take other actions that would have a direct or indirect adverse impact on our business and market opportunities, including nationalization of private enterprise;

•	a decline in world trade or a downturn in the economy of the United States or the European Union (including the impact of the proposed exit of the United Kingdom from the European Union);

•	non-compliance with applicable currency exchange control regulations, transfer pricing regulations or other similar regulations;

•	violations of the Foreign Corrupt Practices Act by acts of agents and other intermediaries over whom we have limited or no control;

•	violations of regulations enforced by the U.S. Department of The Treasury’s Office of Foreign Asset Control, or OFAC; and

•	general economic and political conditions.
Our operations are also subject to the effects of global competition, including potential competition from API or fine chemicals manufacturers in low-cost jurisdictions such as India and China.
While some of these risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful. If any of these economic or political risks materialize and we have failed to anticipate and effectively manage them, we may suffer a material adverse effect on our business and results of operations. If we do not remain in compliance with current regulatory requirements or fail to comply with future regulatory requirements, then such non-compliance may subject us to liability or other restrictions upon our operations and could have a material adverse effect on our business and results of operations.
From time to time, we may seek to restructure our operations and may divest non-strategic businesses or assets, which may require us to incur restructuring charges, and we may not be able to achieve the cost savings that we expect from any such restructuring efforts or divestitures.
To improve our profitability, we restructured our Puerto Rican operations as part of our efforts to eliminate operating losses and develop a long-term plan for our business in early 2014 and announced the closure of our facility in Venlo, The Netherlands on July 2, 2014. As part of our restructuring efforts, we incurred $25.1 million in repositioning expenses in fiscal 2015 which related to DPP synergies, the termination of certain transaction services agreements with DSM and other operational initiatives. During fiscal 2014, we incurred $51.7 million in repositioning expenses which related to the DPP integration activities, the shutdown of the Venlo, The Netherlands and Caguas, Puerto Rico facilities, reduction of workforce at our Swindon, U.K. facility, outsourcing of certain back-office functions and other operational initiatives. We may adopt additional restructuring plans in order to improve our operational efficiency. Going forward, we expect to evaluate our restructuring plans from time to time pursuant to our OE Program.
We may not be able to achieve the level of benefit that we expect to realize from these or any future restructuring activities, within expected time frames, or at all. Furthermore, upon the closure of any facilities in connection with our restructuring efforts, we may not be able to divest such facilities at fair prices or in a timely manner. In addition, as part of any plant closure and the transfer of production to another facility, we are required to obtain the consents of our customers and the relevant regulatory agencies, which we may not be able to obtain. Changes in the amount, timing and character of charges related to our current and future restructurings and the failure to complete, or a substantial delay in completing, any current or future restructuring plan could have a material adverse effect on our business.

We may also seek to sell some of our assets in connection with the divestiture of a non-strategic business or as part of internal restructuring efforts. Divesting non-strategic businesses may result in lower revenue and lower cash flows from operations. In addition, subject to the limits imposed by our existing and future debt instruments, we have broad discretion in how we choose to apply the proceeds we receive from asset sales in connection with the divestiture of non-strategic businesses.
We sold our Biosolutions facility in Capua, Italy on July 31, 2015 and our Biosolutions business in Linz, Austria on August 31, 2015.
To the extent that we are not successful in completing our planned divestitures or restructuring efforts, we may have to expend substantial amounts of cash, incur debt and continue to absorb loss-making or under-performing divisions. Any divestitures that we are unable to complete may involve a number of risks, including diversion of management’s attention, a negative impact on our customer relationships, costs associated with retaining the targeted divestiture, closing and disposing of the impacted business or costs associated with transferring business to other facilities.
Fluctuations in exchange rates could have a material adverse effect on our results of operations and financial performance.
As a company with numerous international entities, we have certain revenues, assets and liabilities that are denominated in currencies other than the U.S. dollar. Our most significant transaction exposures arise in our Canadian operations. In addition, approximately 90% of the revenues of our Canadian operations and approximately 15% of our operating expenses are transacted in U.S. dollars. As a result, we may experience transaction exposures because of volatility in the exchange rate between the Canadian and U.S. dollar. Based on our current U.S. dollar-denominated net inflows, as of October 31, 2016 and October 31, 2015, respectively, an increase or decrease of 10% in the currency exchange rate between the Canadian and U.S. dollar would have an annual increase or decrease on earnings (loss) from continuing operations before taxes of approximately $14.9 million and $14.0 million (without accounting for hedging activities), respectively. In addition, the exchange-rate risk of our European operations could be affected by changes in the amounts of U.S. dollar-denominated revenue and raw material procurement costs.
The objective of our foreign exchange risk management activities is to minimize transaction exposures and any resulting volatility of our earnings. To mitigate exchange-rate risk, we utilize foreign exchange forward contracts in certain circumstances to lock in exchange rates, with the objective of offsetting the loss or gain that results from the transaction or transactions being hedged with the gain or loss on the forward contracts and collars. As of October 31, 2016, we had entered into foreign exchange forward contracts and collars to cover approximately 76% of our expected Canadian-U.S. dollar cash flow exposures for fiscal 2016.
We include translation gains and losses related to certain foreign currency-denominated intercompany loans as part of the net investment in certain foreign subsidiaries and in accumulated other comprehensive income in shareholders’ equity.
We designate our Euro denominated debt balance as a hedge against the net investment in subsidiaries in Austria, The Netherlands, Germany, France and Italy. Translation gains and losses on the euro denominated debt balance are included in accumulated other comprehensive income (loss) in shareholder's equity. Unrealized exchange losses relating to any ineffective portion of the hedge, if applicable, are included in the consolidated statement of operations.
In addition, we conduct a significant portion of our business using the Euro. Appreciation of the U.S. dollar against the Euro adversely affects our consolidated revenue as revenue, billed in Euros is translated into U.S. dollars at a lower rate, though we also tend to incur costs in the same currency in which the related operations realize revenue, largely mitigating the effect on operating income and operating cash. However, if the U.S. dollar appreciates significantly, future revenue, operating income and operating cash flows could be affected to a greater extent. In addition, the appreciation of the U.S. dollar relative to foreign currencies reduces the U.S. dollar value of cash balances held in those currencies.
While we attempt to mitigate our foreign exchange risk by engaging in foreign currency hedging activities using derivative financial instruments, we may not be successful. We may not be able to engage in hedging transactions in the future, and if we do, we may not be able to eliminate foreign currency risk, and foreign currency fluctuations could have a material adverse effect on our results of operations and financial performance.
We are, or may be, party to certain derivative financial instruments, and our results of operations may be negatively affected in the event of non-performance by the counterparties to such instruments.
From time to time, we enter into interest rate swaps and foreign exchange forward contracts and collars to limit our exposure to changes in variable interest rates and foreign exchange rates. Such instruments may result in economic losses if exchange rates decline to a point lower than our fixed rate commitments. When we enter into such swaps and contracts, we are exposed to credit-related losses, which could impact our results of operations and financial condition in the event of non-performance by the counterparties to such instruments. For more information about our foreign currency risks, please see “Item 7A - Quantitative and Qualitative Disclosures about Market Risk.”
Because a significant portion of our revenues comes from a limited number of customers, any decrease in sales to these customers could have a material adverse effect on our business, results of operations and financial condition.
For the fiscal year ended October 31, 2016, our top 10 customers accounted for approximately 37% of our revenues. While no customer accounted for more than 6% of our revenue for fiscal year ended October 31, 2016, we have customer concentration that increases credit risk and other risks associated with particular customers and particular products, including risks related to market demand for customer products and regulatory and other operating risks. Disruptions in the production of major products could damage our customer relationships and adversely impact our results of operations in the future. Revenues from customers that have accounted for significant sales in the past, either individually or as a group, may not reach or exceed historical levels in any future period. The loss or a significant reduction of business from any of our major customers could have a material adverse effect on our business, results of operations and financial condition.
Contract delays, cancellations and non-renewals may adversely affect our business.
Although we have many long-term contracts, the volume under each contract is subject to change, sometimes significantly based on the expected forecast volume required by our customers. In addition, certain of our contracts may be cancelled or delayed by customers for any reason upon short notice. Many of our outsourced pharmaceutical development services contracts are terminable by the customer upon 30 to 90 days’ notice. Multiple cancellations, non-renewals, or renewals on less favorable terms of significant contracts could have a material adverse effect on our business, results of operations and financial condition.
We operate in a market that is highly competitive. We compete to provide outsourced pharmaceutical development and manufacturing services to pharmaceutical and biotechnology companies around the world.
Our competition in the pharmaceutical manufacturing services market includes full-service pharmaceutical outsourcing companies; contract manufacturers focusing on a limited number of dosage forms; contract manufacturers providing multiple dosage forms; and large pharmaceutical companies offering third-party manufacturing services to fill their excess capacity. In addition, in Europe, there is a large number of privately owned, dedicated outsourcing companies that serve only their local or national markets. Also, large pharmaceutical companies have been seeking to divest portions of their manufacturing capacity, and any such divested businesses may compete with us in the future. Other pharmaceutical companies may elect to provide their own development and manufacturing services internally rather than outsourcing those functions to us or any of our competitors. We compete primarily on the basis of the security of supply (quality, regulatory compliance and financial stability), service (on-time delivery, manufacturing flexibility and solid track record) and cost-effective manufacturing (prices and a commitment to continuous improvement).
Our competition in the outsourced development services market includes a large number of laboratories that offer only a limited range of developmental services, generally at a small scale; providers focused on specific technologies and/or dosage forms; and several fully integrated companies that can provide the full complement of services necessary to develop, scale-up and manufacture a wide range of dosage forms. We also compete in the outsourced development services market with major pharmaceutical and chemical companies, specialized contract research organizations, research and development firms, universities and other research institutions. We may also compete with the internal operations of pharmaceutical companies that choose to develop their products internally. We compete primarily on the basis of scientific expertise, knowledge and experience in dosage form development, availability of a broad range of equipment, technology availability (e.g., chemical and biotechnology means), on-time delivery of clinical materials, compliance with current Good Manufacturing Practices, or cGMPs, regulatory compliance, cost-effective services and financial stability.
Some of our competitors may have substantially greater financial, marketing, technical or other resources than we do. Greater financial, marketing, technical or other resources may allow our competitors to respond to changes in market demand more quickly with new, alternative or emerging technologies. Changes in the nature or extent of our customer requirements may render our service and product offerings obsolete or non-competitive, which could have a material adverse effect on our business, results of operations and financial condition.
One factor causing increased competition is that a number of companies in Asia, particularly India, which have been entering the outsourced pharmaceutical development and manufacturing services sector over the past few years, have begun obtaining approval from the FDA for certain of their facilities and have acquired additional facilities in Europe and North America. One or more of these companies may become a significant competitor to us. Competition may, among other things, result in a decrease in the fees paid for our services and reduced demand for outsourced pharmaceutical development and manufacturing services, which could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to successfully offer new services.
In order to successfully compete, we will need to offer and develop new services. Without the timely introduction of enhanced or new services, our services and capabilities may become obsolete over time, in which case, our revenues and operating results would suffer. The related development costs may require a substantial investment before we can determine their commercial viability, and we may not have the financial resources to fund such initiatives.
In addition, the success of enhanced or new services will depend on several factors, including but not limited to our ability to:

•	properly anticipate and satisfy customer needs, including increasing demand for lower cost services;

•	enhance, innovate, develop and manufacture new offerings in an economical and timely manner;

•	differentiate our offerings from competitors’ offerings;

•	achieve positive clinical outcomes for our customers’ new products;

•	meet quality requirements and other regulatory requirements of government agencies;

•	obtain valid and enforceable intellectual property rights; and

•	avoid infringing the proprietary rights of third parties.
Even if we were to succeed in creating enhanced or new services, those services may not result in commercially successful offerings or may not produce revenues in excess of the costs of development and capital investment and may be quickly rendered obsolete by changing customer preferences or by technologies or features offered by our competitors. In addition, innovations may not be accepted quickly in the marketplace due to, among other things, entrenched patterns of clinical practice, the need for regulatory clearance and uncertainty over market access or government or third-party reimbursement. Moreover, the integration of our recent and future acquisitions could compound the challenges of integrating complementary products, services and technologies and developing and offering new services.
We rely on our customers to supply many of the necessary ingredients for our products, and for other ingredients, we rely on other third parties. Our inability to obtain the necessary materials or ingredients for the products we manufacture on behalf of our customers could have a material adverse effect on our business, results of operations and financial condition.
Our DPS operations require various API components, compounds, raw materials and energy supplied primarily by third parties, including our customers. Our customers specify the components, raw materials and packaging materials required for their products and, in some cases, specify the suppliers from which we must purchase these inputs. In most cases, the customers supply the APIs to us at no cost pursuant to our standard services agreements.
We generally source our components, compounds and raw materials locally, and most of the materials required by us for our outsourced pharmaceutical manufacturing services business are readily available from multiple sources.
In some cases, we manage the supply chain for our customers, including the sourcing of certain ingredients and packaging material from third-party suppliers. In certain instances, such ingredients or packaging material can only be supplied by a limited number of suppliers or in limited quantities. If our customers or third-party suppliers do not supply APIs or other raw materials on a timely basis, we may be unable to manufacture products for our customers. A sustained disruption in the supply chain involving multiple customers or vendors at one time could have a material adverse effect on our results of operations.
Furthermore, customers or third-party suppliers may fail to provide us with raw materials and other components that meet the qualifications and standards required by us or our customers. If third-party suppliers are not able to provide us with products that meet our or our customers’ specifications on a timely basis, we may be unable to manufacture products, or products may be available only at a higher cost or after a long delay, which could prevent us from delivering products to our customers within required timeframes. Any such inability to manufacture or delay in delivering our products may create liability for us to our customers for breach of contract or cause us to experience order cancellations and loss of customers. In the event that we produce products with inferior quality components and raw materials, we may become subject to product liability or warranty claims caused by defective raw materials or components from a third-party supplier or from a customer, or our customer may be required to recall its products from the market.
It is also possible that any of our supplier relationships could be interrupted due to natural disasters, international supply disruptions caused by geopolitical issues or other events or could be terminated in the future. Any sustained interruption in our receipt of adequate supplies could have an adverse effect on our business and financial results. In addition, while we have supply chain processes intended to reduce volatility in component and material pricing, we may not be able to successfully manage price fluctuations. Price fluctuations or shortages could have a material adverse effect on our results of operations and financial condition.

Technological change may cause our offerings to become obsolete over time. A decrease in our customers’ purchases of our offerings could have a material adverse effect on our business, results of operations and financial condition.
The healthcare industry is characterized by rapid technological change. Demand for our services may change in ways that we may not anticipate because of evolving industry standards or as a result of evolving customer needs that are increasingly sophisticated and varied or because of the introduction by competitors of new services and technologies. In addition, we require capital and resources to support the maintenance and improvement of our facilities, including replacing or repairing aging production equipment and updating overall facility master plans. If we are unable to maintain and improve our facilities, we may experience unscheduled equipment downtime and unpredicted machinery failure and become unable to supply our customers with products or services which may affect business continuity. Any such incident or disruption in business continuity could have a material adverse effect on our business, results of operations and financial condition.
We are dependent on key management.
We are dependent upon the continued support and involvement of our key management, including James C. Mullen, our Chief Executive Officer and Michel Lagarde, our President. The majority of our key management have employment agreements with us that impose noncompetition and nonsolicitation restrictions following cessation of employment. Because our ability to manage our business activities and, hence, our success, depends in large part on the collective efforts of such personnel, our inability to continue to attract, retain or motivate such personnel could have a material adverse effect on our business. Moreover, retaining and motivating key personnel from our recent acquisitions who will be instrumental in integrating our businesses will be important to our ability to successfully achieve our business objectives.
Certain of our pension plans are underfunded, and additional cash contributions may be required, which may reduce the cash available for our business.
Certain of our employees in Canada, France and the United Kingdom are participants in defined benefit pension plans that we sponsor. In addition, employees at our facility in The Netherlands are covered by a defined benefit pension plan and certain employees of DPP in Germany, the United States and Austria are covered by defined benefit pension plans. As of October 31, 2016, the net unfunded pension liability on our pension plans was approximately $80.3 million in the aggregate. The amount of future contributions to our defined benefit plans will depend upon asset returns and a number of other factors and, as a result, the amounts we will be required to contribute to such plans in the future may vary. Such cash contributions to the plans will reduce the cash available for our business.
In relation to our U.K. pension plan, the trustees are authorized to accelerate the required payment of future contribution obligations if they have received actuarial advice that the plan is incapable of paying all the benefits that have or will become due for payment as they become due. If the trustees of our U.K. pension plan were to be so advised and took such a step, our U.K. subsidiary would be required to meet the full balance of the cost of securing the benefits provided by the plan through the purchase of annuities from an insurance company, to the extent that it was able to do so. The cost would be likely to exceed the amount of any deficit under the plan while the plan was ongoing.
Any failure of our information systems, such as from data corruption, cyber-based attacks or network security breaches, could have a material adverse effect on our business and results of operations.
We rely on information systems in our business to obtain, rapidly process, analyze and manage data to:

•	facilitate the manufacture and distribution of thousands of inventory items to and from our facilities;

•	receive, process and ship orders on a timely basis;

•	manage the accurate billing of, and collections from, our customers;

•	manage the accurate accounting for, and payment to, our vendors; and

•	schedule and operate our global network of manufacturing and development facilities.
Security breaches of this infrastructure can create system disruptions, shutdowns or unauthorized disclosure of confidential information. If we are unable to prevent such breaches, our operations could be disrupted, or we may suffer financial damage or loss because of lost or misappropriated information. We cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography or other developments will not compromise or breach the technology protecting the networks that access our products and services. If these systems are interrupted, damaged by unforeseen events or fail for any extended period of time, including due to the actions of third parties, then we may not be able to effectively manage our business, and this could have a material adverse effect on our results of operations.

We may in the future engage in acquisitions and joint ventures. We may not be able to complete such transactions, and such transactions, if executed, pose significant risks.
Our future success may depend on our ability to acquire other businesses or technologies or enter into joint ventures that could complement, enhance or expand our current business or offerings and services or that might otherwise offer us growth opportunities. We may face competition from other companies in pursuing acquisitions and joint ventures. Our ability to enter into such transactions may also be limited by applicable antitrust laws and other regulations in the United States, The Netherlands and other jurisdictions in which we do business. To the extent that we are successful in making acquisitions, we may have to expend substantial amounts of cash, incur debt and assume loss-making divisions. We may not be able to complete such transactions due to a failure to secure financing. Any future acquisitions we undertake may be financed through cash provided by operating activities, borrowings under our credit facilities and/or other debt or equity financing and in the past, we have used debt to fund our acquisitions. All of these could reduce our cash and funding sources available for other purposes.
Any transactions that we are able to identify and complete may involve a number of risks, including but not limited to:

•	the diversion of management’s attention to negotiate the transaction and then integrate the acquired businesses or joint ventures;

•	the possible adverse effects on our operating results during the negotiation and integration process;

•	significant costs, charges or write-downs;

•	the potential loss of customers or employees of the acquired business;

•	delays or reduction in realizing expected synergies;

•	unexpected liabilities relating to a joint venture or acquired business; and

•	our potential inability to achieve our intended objectives for the transaction
In addition, we may be unable to maintain uniform standards, controls, procedures and policies with respect to an acquired business, and this may lead to operational inefficiencies. To the extent that we are successful in making acquisitions, we may have to expend substantial amounts of cash, incur debt and assume loss-making divisions.
Certain of our executive officers and non-executive directors will continue to provide management services for BLS.
In connection with the spin-off of BLS on July 31, 2015, we entered or will enter into agreements with BLS to continue to provide commercial manufacturing services and management services, including strategic management, finance, information technology and legal support services, after the spin-off. Certain of our executive officers provide the management services and certain of our non-executive directors sit on the board of directors of BLS. If BLS requires more time from these individuals than is currently anticipated or BLS grows faster than anticipated, these individuals may not be able to devote sufficient time to our business, which may limit our ability to achieve our business objectives.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or in our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our indebtedness.
We have a significant amount of debt. As of October 31, 2016, we had approximately $2.1 billion of indebtedness. In addition, we had approximately $167.3 million of availability under our $200.0 million revolving credit facility (giving effect to outstanding letters of credit), which we refer to as the Revolving Credit Facility.
Our high degree of indebtedness could have important consequences for us, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•	exposing us to the risk of increased interest rates because certain of our borrowings are at variable rates of interest;

•	exposing us to the risk of fluctuations in exchange rates because certain of our borrowings are denominated in Euros;

•
making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the instruments governing our indebtedness;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•
limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a disadvantage relative to our competitors with less debt and who, therefore, may be able to take advantage of opportunities that our indebtedness prevents us from exploiting.

Any of the foregoing consequences could have a material impact on our business, financial condition and results of operations.
Despite our existing indebtedness level, we may still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.
Despite our existing level of indebtedness, we may be able to incur substantial additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. See “Item 7 - Management’s Discussion and Analysis."
Our debt agreements contain restrictions that limit our flexibility in operating our business.
On March 11, 2014, we completed the refinancing of our existing credit facility, or the Refinancing, pursuant to which we entered into a credit agreement, or the Credit Agreement, documenting a new credit facility, or the Credit Facility, which we amended in September 2014, March 2015 and January 2016. Our Credit Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	incur additional indebtedness;

•	pay certain dividends on, repurchase or make distributions in respect of shares or make other restricted payments;

•	issue or sell shares of restricted subsidiaries;

•	guarantee certain indebtedness;

•	make certain investments;

•	sell or exchange assets;

•	enter into certain transactions with affiliates;

•	create certain liens; and

•	consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis.
A breach of any of these covenants could result in a default under the Credit Agreement, including as a result of cross default provisions, and, in the case of our Credit Facility, permit the lenders to cease making loans to us. See “Item 7 - Management’s Discussion and Analysis."
Risks related to regulatory and legal matters
Our failure to comply with existing and future regulatory requirements could adversely affect our results of operations and financial condition.
The healthcare industry is highly regulated. We are subject to various local, state, federal, foreign and transnational laws and regulations, which include the operating and security standards of the DEA, FDA, various state boards of pharmacy, state health departments, the U.S. Department of Health and Human Services, or the DHHS, the European Medicines Agency, or EMA, in Europe, the EU member states and other comparable agencies and, in the future, any changes to such laws and regulations could adversely affect us. In particular, we are subject to laws and regulations concerning cGMPs and drug safety. Our subsidiaries may be required to register for permits and/or licenses with, and may be required to comply with the laws and regulations of the DEA, the FDA, the DHHS, foreign agencies including the EMA, and other various state boards of pharmacy, state health departments and/or comparable state agencies as well as certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale.
The manufacture, distribution and marketing of our offerings for use in our customers’ products are subject to extensive ongoing regulation by the FDA, the DEA, the EMA, and other equivalent local, state, federal and non-U.S. regulatory authorities. In addition, like all commercial drug manufacturers, we are subject to inspections by these regulatory authorities. Upon completion of an inspection, the FDA issues any inspectional observations on a Form 483. We are required to respond to the observations in writing and the FDA will close out the inspection once it is satisfied with our response. In addition, non-U.S. regulatory authorities maintain similar inspection procedures that require us to respond to inspectional observations to their satisfaction.

Failure by us or by our customers to comply with the requirements of these regulatory authorities, including without limitation, remediating any inspectional observations to the satisfaction of these regulatory authorities, could result in warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution, restrictions on our operations, civil or criminal sanctions, or withdrawal of existing or denial of pending approvals, including those relating to products or facilities. In addition, such a failure could expose us to contractual or product liability claims, contractual claims from our customers, including claims for reimbursement for lost or damaged active pharmaceutical ingredients, as well as ongoing remediation and increased compliance costs, any or all of which could be significant and adversely affect our results of operations and profit margins. See “Item 3 - Legal Proceedings”.
In addition, any new offerings or products must undergo lengthy and rigorous clinical testing and other extensive, costly and time-consuming procedures mandated by the FDA, the EMA and other equivalent local, state, federal and foreign regulatory authorities. We or our customers may elect to delay or cancel anticipated regulatory submissions for current or proposed new products for any number of reasons.
Although we believe that we are in compliance in all material respects with applicable laws and regulations, there can be no assurance that a regulatory agency or tribunal will not reach a different conclusion concerning the compliance of our operations with applicable laws and regulations. In addition, there can be no assurance that we will be able to maintain or renew existing permits, licenses or any other regulatory approvals or obtain, without significant delay, future permits, licenses or other approvals needed for the operation of our businesses. Any noncompliance by us with applicable laws and regulations or the failure to maintain, renew or obtain necessary permits and licenses could have an adverse effect on our results of operations and financial condition.
We are subject to environmental, health and safety laws and regulations, which could subject us to liabilities, increase our costs or restrict our operations in the future.
Our facilities and operations are subject to a variety of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous and other regulated substances and wastes, soil and groundwater contamination, the condition of our facilities and employee health and safety. We are also subject to laws and regulations governing the destruction and disposal of raw materials and non-compliant products, the handling of regulated material that is included in our offerings and the disposal of our offerings at the end of their useful life. In some jurisdictions the chemical components of some of our products are also subject to regulation, and from time to time we may be required to change product formulations to comply with such requirements. In addition, increasing efforts to control emissions of greenhouse gases, or GHG, may impact our operations, and compliance with future requirements to reduce GHG emissions may cause us to incur additional capital and operational expenditures. Environmental, health and safety laws and regulations have increasingly become more strict, and we may incur additional expenses to ensure compliance with existing or new requirements in the future. Any failure by us to comply with environmental, health and safety requirements could result in the limitation or suspension of our operations. We also could incur monetary fines, civil or criminal sanctions, third-party claims, customer claims or cleanup or other costs or damages pursuant to such requirements. Although we maintain insurance coverage for certain environmental liabilities, the costs of environmental remediation and other liabilities may exceed the amount of such coverage or may not be covered by such insurance. In addition, compliance with environmental, health and safety requirements could restrict our ability to expand our facilities or require us to acquire costly pollution control equipment, incur other significant expenses or modify our manufacturing processes.
Our manufacturing facilities, in varying degrees, use, store and dispose of hazardous and other regulated substances in connection with their processes. In some cases, the volume of regulated substances used in these processes or the manner in which they are used could result in a potential for large spills or other impacts. At some of our facilities, these substances are stored in underground storage tanks or used in refrigeration systems. Some of our facilities, including our current and former facilities in Puerto Rico, have been utilized over a period of years as manufacturing facilities, with operations that may have included on-site landfilling or other waste disposal activities, and have certain known or potential conditions that may require remediation in the future; and several of these have undergone remediation activities in the past by former owners or operators. In addition, a number of our facilities are currently undergoing assessment, remediation or monitoring, including at our site in Greenville, NC. While we maintain accruals for ongoing remediation at certain of our sites, these accruals may not fully capture all future costs necessary to perform any required corrective action. Any costs above what we have previously accrued could have a significant impact on our results and ongoing operations. In addition, some of our facilities are located near third-party industrial sites and may be impacted by contamination migrating from such sites, or are located on multi-company campuses with shared utilities, infrastructure and permits, with the potential for other companies to impact our operations or the infrastructure used to support our operations, such as wastewater treatment facilities or consolidated environmental permits. A number of our facilities use groundwater from onsite wells for process and potable water, and if these onsite sources became contaminated or otherwise unavailable for future use, we could incur expenses for obtaining water from alternative sources. In addition, our operations have grown through acquisitions, and it is possible that facilities that we have acquired may expose us to environmental liabilities associated with historical site conditions that have not yet been discovered. We have also sold or closed some facilities, and may remain or become obligated to address past environmental contamination relating to such locations. Some environmental laws impose liability for contamination on current and former owners and operators of affected sites, regardless of fault. If remediation costs or potential claims for personal injury or property or natural resource damages resulting from contamination arise, they may be material and may not be recoverable under any contractual indemnity or otherwise from prior owners or operators or any insurance policy. Additionally, we may not be able to successfully enforce any such indemnity or insurance policy in the future. In the event that new or previously unknown contamination is discovered or new cleanup obligations are otherwise imposed in connection with any of our currently or previously owned or operated facilities, we may be required to take additional, unplanned remedial measures and incur costs for which no reserves have been recorded.
We are subject to product and other liability risks that could have a material adverse effect on our results of operations and financial condition.
We may be named as a defendant in product liability lawsuits, which may allege that products or services we, or any newly acquired businesses, have provided have resulted or could result in an unsafe condition or injury to consumers. We may also be exposed to other liability lawsuits, such as other tort, regulatory or intellectual property claims. Such lawsuits could be costly to defend and could result in reduced sales, significant liabilities and diversion of management’s time, attention and resources. Even claims without merit could subject us to adverse publicity and require us to incur significant legal fees. Furthermore, product liability claims and lawsuits, regardless of their ultimate outcome, could have a material adverse effect on our operations and financial condition and reputation and on our ability to attract and retain customers.
Historically, we have sought to manage this risk through the combination of product liability insurance and contractual indemnities and liability limitations in our agreements with customers and vendors. The availability of product liability insurance for companies in the pharmaceutical industry is generally more limited than insurance available to companies in other industries. Insurance carriers providing product liability insurance to those in the pharmaceutical and biotechnology industries generally limit the amount of available policy limits, require larger deductibles and exclude coverage for certain products and claims. We currently maintain insurance coverage for product and other liability claims and such insurance coverage has policy limits that we believe are customary for similarly situated companies and adequate to provide us with insurance coverage for foreseeable risks. If our existing liability insurance is inadequate or we are not able to maintain such insurance, there may be claims asserted against us that are not covered by such insurance. A partially or completely uninsured claim, if successful and of sufficient magnitude, could have a material adverse effect on our results of operations and financial condition.
We have been named in a civil action that is pending in the United States in connection with the recall of certain lots of allegedly defective products manufactured by us for one of our customers. The customer has given us notice of its intent to seek indemnification from us for all damages, costs and expenses, pursuant to the manufacturing services agreement between the customer and us. As the litigation is at an early stage, we are unable to estimate the amount of potential damages for which we may be directly or indirectly liable. See “Item 3 - Legal Proceedings” for more information.
We and our customers depend on trademarks, patents, trade secrets, copyrights and other forms of intellectual property protections, but these protections may not be adequate.
We rely on a combination of trademark, patent, trade secret, copyright and other intellectual property laws and nondisclosure and other contractual provisions in the United States, Canada and other countries. We have applied in the United States and in certain foreign countries for registration of a limited number of trademarks and patents, some of which have been registered or issued. There can be no assurance that these protections will prove meaningful against competitive offerings or otherwise be commercially valuable or that we will be successful in obtaining additional intellectual property or enforcing our intellectual property rights against unauthorized users. Our applications may not be approved by the applicable governmental authorities, and third parties may seek to oppose or otherwise challenge our registrations or applications. We also rely on unregistered proprietary rights, including know-how and trade secrets related to our outsourced pharmaceutical development and manufacturing services. Although we require our employees and other third parties, such as clients, to enter into confidentiality agreements prohibiting them from disclosing our proprietary information or technology, these agreements may not provide meaningful protection for our trade secrets and proprietary know-how. In addition, intellectual property enforcement may be unavailable in some foreign countries. Further, third parties who are not party to our confidentiality agreements may obtain access to our trade secrets or know-how, and others may independently develop similar or equivalent trade secrets or know-how. The use of our technology or similar technology by others could reduce or eliminate any competitive advantage we have developed, cause us to lose sales or otherwise harm our business. If our proprietary information is divulged to third parties, including our competitors, or our intellectual property rights are otherwise misappropriated or infringed, our competitive position could be harmed.
If we are unable to protect the confidentiality of our customers’ proprietary information, we may be subject to claims.
Many of the formulations used by us in manufacturing or developing products to customer specifications are subject to trade secret protection, patents or other protections owned or licensed by the relevant customer. We take significant efforts to protect our customers’ proprietary and confidential information, including requiring our employees to enter into agreements protecting such information. If, however, any of our employees breaches the non-disclosure provisions in such agreements, or if our customers make claims that their proprietary information has been disclosed, this could have a material adverse effect on our business.
Our services and our customers’ products may infringe on or misappropriate the intellectual property rights of third parties.
We cannot be certain that we do not infringe on the intellectual rights of third parties. Any claims that our services infringe third parties’ rights, including claims arising from our contracts with our customers, regardless of their merit or resolution, could be costly and may divert the efforts and attention of our management and technical personnel. We may not prevail in such proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If such proceedings result in an adverse outcome, we could be required, among other things, to pay substantial damages (potentially treble damages in the United States), discontinue the use of the infringing technology, expend significant resources to develop non-infringing technology, license such technology from the third party claiming infringement (which license may not be available on commercially reasonable terms or at all) and/or cease the manufacture, use or sale of the infringing processes or offerings, any of which could have a material adverse effect on our business.
In addition, our customers’ products may be subject to claims of intellectual property infringement and such claims could materially affect our business if their products cease to be manufactured and they have to discontinue the use of the infringing technology which we may provide. Any of the foregoing could affect our ability to compete or could have a material adverse effect on our business, financial condition and results of operations.
Tax legislation initiatives or challenges to our tax positions could have a material adverse effect on our results of operations and financial condition.
We are a multinational business with global operations. As such, we are subject to the tax laws and regulations of the Netherlands, Canada, the United States and many other international jurisdictions. From time to time, various legislative initiatives may be proposed that could have a material adverse effect on our effective tax rate or tax payments. In addition, tax laws and regulations are extremely complex and subject to varying interpretations. If our tax positions are challenged by relevant tax authorities, we may not be successful in defending such a challenge and this could have a material adverse effect on our results of operations and financial condition.
Further changes in the tax laws of the foreign jurisdictions in which we operate could arise as a result of the base erosion and profit sharing, or BEPS, project being undertaken by the Organisation for Economic Co-operation and Development, or OECD. The OECD, which represents a coalition of member countries that encompass most of the jurisdictions in which we operate, is contemplating changes to numerous long principles through its BEPS project, which is focused on a number of issues, including the shifting of profits between affiliated entities in different tax jurisdictions. It is possible that jurisdictions in which we do business could react to the BEPS initiative by enacting tax legislation that could adversely affect our shareholders through increasing tax liabilities.
Tax assessments by various tax authorities could be materially different than the amounts we have provided for in our consolidated financial statements. We are regularly audited by various tax authorities. From time to time, these audits could result in proposed assessments. While we believe that we have adequately provided for any such assessments, future settlements could be materially different than we have provided for and thereby have a material adverse effect on our earnings and cash flows. We operate in various tax jurisdictions, and although we believe that we have provided for income and other taxes in accordance with the relevant regulations, if the applicable regulations were ultimately interpreted differently by a taxing authority, we could be exposed to additional tax liabilities. While we believe our tax positions, including, among others, intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be challenged by jurisdictional tax authorities and could have a significant impact on our tax position.
We are subject to labor and employment laws and regulations, which could increase our costs and restrict our operations in the future.

We employ approximately 9,100 employees and contractors worldwide, including approximately 5,500 employees in North America, 3,500 in Europe and 100 in the Asia-Pacific region. Some of our employees are represented by labor organizations and national works councils that are active at our European facilities consistent with labor environments/laws in European countries. Similar relationships with labor organizations or national works councils exist at all of our facilities in the United Kingdom, France, Italy, The Netherlands, Austria and Germany. Our management believes that our employee relations are satisfactory. However, further organizing activities or collective bargaining may increase our employment-related costs and we may be subject to work stoppages and other labor disruptions. Moreover, as employers are subject to various employment-related claims, such as individual and class actions relating to alleged employment discrimination, wage-hour and labor standards issues, such actions, if brought against us and successful in whole or in part, may affect our ability to compete or have a material adverse effect on our business, financial condition and results of operations.
Risks related to our ordinary shares
The market price of our ordinary shares may be volatile, which could cause the value of our ordinary shares to decline.
Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our ordinary shares in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our ordinary shares could decrease significantly.
We are a “controlled company” within the meaning of the rules of the NYSE and, as a result, are exempt from certain corporate governance requirements. You do not have the same protections afforded to shareholders of companies that are subject to such requirements.
JLL and DSM have entered into a shareholders’ agreement with us, pursuant to which each of JLL and DSM are entitled to nominate a certain number of designees for election to our board of directors and have agreed to vote in favor of each other’s nominees. We are a “controlled company” under the rules of the NYSE. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements that (i) a majority of our board of directors consist of independent directors and (ii) that our board of directors have compensation and nominating and corporate governance committees composed entirely of independent directors,
We currently utilize these exemptions. As a result, a majority of our directors are not independent. In addition, our board of directors consists of an even number of members, taking into consideration one vacancy in the current board of directors. Our shareholders’ agreement provides that, for so long as we are a “controlled company,” the chairman of our board of directors will be entitled to cast a decisive vote on all matters presented to our board of directors that result in a tie vote of the board of directors. Our shareholders’ agreement provides that, for so long as JLL and its affiliates own at least 20% of the issued and outstanding ordinary shares of the Company, the Company and DSM must use its reasonable best efforts to cause the chairman of our board of directors to be Paul S. Levy or such other member of our board designated by JLL. For so long as JLL and its affiliates collectively own less than 20% of the issued and outstanding ordinary shares of the Company and DSM and its affiliates own at least 20% of the issued and outstanding ordinary shares of the Company, each of JLL and DSM will use its reasonable best efforts to cause the chairman of our board of directors to be a member of our board designated by DSM. Accordingly, although we may transition to a board of directors with a majority of independent directors prior to the time we cease to be a “controlled company,” for such period of time you will not have the same protections afforded to shareholders of companies that are subject to the foregoing NYSE corporate governance requirements. In the event that we cease to be a “controlled company” and our shares continue to be listed on the NYSE, we will be required to comply with these provisions within the applicable transition periods.
The shareholders’ agreement entered into among JLL, DSM and us contains, to the extent permitted by applicable law, provisions renouncing our interest and expectation to participate in certain corporate opportunities identified by or presented to certain of our existing directors and officers.
Each of the partners, principals, directors, officers, members, managers and employees of JLL, DSM and their respective affiliates, which we refer to as the Corporate Opportunity Entities, that may serve as our directors or officers, as well as the other Corporate Opportunity Entities, may engage in the same or similar activities or related lines of business as those in which we, directly or indirectly, engage or other business activities that overlap with or compete with those in which we, directly or indirectly, engage.
Our shareholders’ agreement provides that (i) the Corporate Opportunity Entities will not have any duty to refrain from engaging, directly or indirectly, in the same or similar business activities or lines of business as us, (ii) in the event that any Corporate Opportunity Entity acquires knowledge of a potential transaction or matter that may be a corporate opportunity for itself and us, we will not have any expectancy in such corporate opportunity and (iii) such Corporate Opportunity Entity will not have any duty to communicate or offer such corporate opportunity to us and may pursue or acquire such corporate opportunity for itself or direct it to another person, including one of its affiliates. In the event that one of our directors who is also a partner, principal, director, officer, member, manager or employee of a Corporate Opportunity Entity acquires knowledge of a potential transaction or matter that may be a corporate opportunity for us and any Corporate Opportunity Entity, we will not have any expectancy in such corporate opportunity unless expressly offered to such person in his or her capacity as a director of us. Our shareholders’ agreement also provides that a corporate opportunity will not be deemed to belong to us if it is a business opportunity that we are not financially able or contractually permitted or legally able to undertake, or that is, by its nature, not in our line of business or is of no practical advantage to us or is one in which we have no interest or reasonable expectancy; provided that the determination of whether any corporate opportunity belongs to us shall be made by the members of our board of directors who were not designated by the Corporate Opportunity Entity that acquired knowledge of such corporate opportunity or any of such Corporate Opportunity Entity’s affiliates.
These arrangements may result in corporate opportunities not being presented to us and/or our officers and directors engaging in the same or similar activities or related lines of business as those in which we, directly or indirectly, engage or other business activities that overlap with or compete with those in which we, directly or indirectly, engage.
As a result, these arrangements could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive business opportunities are allocated by any of the Corporate Opportunity Entities to themselves instead of to us.
We have previously identified a material weakness in our internal controls over financial reporting, and if we fail to maintain effective internal control over financial reporting, it could have a material effect on our business.
Section 404 of the Sarbanes-Oxley Act requires management to make an annual assessment of the effectiveness of our internal control over financial reporting. In addition, a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting will also be required. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud or material error. Any failure to implement current internal controls or required new or improved controls, or difficulties encountered in their implementation could have a material adverse effect on our business and share price.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.
In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify additional deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. Additionally, the existence of any future material weakness or significant deficiency, or the failure to remediate an existing material weakness or significant deficiency, requires management to devote substantial time and incur significant expense to remediate any such material weakness or significant deficiency and management may not be able to remediate any such material weaknesses or significant deficiency in a timely manner. Undetected material weaknesses in our internal controls could lead to financial statement restatements, which could have a material adverse effect on our business, financial condition and results of operations.
As a public company, we incur significant costs to comply with the laws and regulations affecting public companies which could harm our business and results of operations.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the listing requirements of the NYSE, and other applicable securities rules and regulations. These rules and regulations have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, these rules and regulations could make it more difficult and more costly for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers. Our management and other personnel devote a substantial amount of time to these compliance initiatives. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results, and we may need to hire more employees in the future, which will increase our costs and expenses.

Our share price may decline due to the large number of shares eligible for future sale.
The market price of our ordinary shares could decline as a result of sales of a large number of ordinary shares in the market after this offering or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
Provisions of our articles of association or Dutch corporate law might deter acquisition bids for us that might be considered favorable and prevent or frustrate any attempt to replace or remove our board of directors.
Certain provisions of our articles of association may make it more difficult for a third party to acquire control of us or effect a change in our board of directors. These provisions include: a provision that directors can only be appointed upon nomination of our board of directors; a provision that directors may only be removed by our general meeting by a two-thirds majority of votes cast representing more than 50% of our outstanding share capital (unless the removal was proposed by the board of directors); a provision that directors may be elected for a term ending on the first annual general meeting held three years from the date of their appointment; and a requirement that certain resolutions by the general meeting, including an amendment of our articles of association, may only be adopted upon a proposal by our board of directors. Our board is comprised of three classes of directors, with each class comprised, as nearly as possible, of an equal number of directors. Each of our directors is assigned to a class and will serve for a term expiring at the end of the annual general meeting held in the first, second or third year following our initial public offering, subject to any earlier resignation or removal. Following the expiration of such initial terms, it is expected that each of our directors will be elected to serve a term of three years.
Holders of our ordinary shares outside The Netherlands may not be able to exercise pre-emptive rights.
In the event of an increase in our share capital, holders of our ordinary shares are generally entitled under Dutch law to full pre-emptive rights, unless these rights are limited or excluded either by a resolution of the general meeting, or by a resolution of the board of directors (if the board of directors has been designated by the general meeting for this purpose). Our board of directors is authorized for a period of five years from the date of our initial public offering in July 2016 to limit or exclude any pre-emptive rights to which shareholders may be entitled in connection with the issuance of shares. Certain holders of our ordinary shares outside The Netherlands, in particular U.S. holders of our ordinary shares, may not be able to exercise pre-emptive rights unless a registration statement under the Securities Act of 1933, as amended, or Securities Act, is declared effective with respect to our ordinary shares issuable upon exercise of such rights or an exemption from the registration requirements is available.
We are a Dutch company with limited liability. The rights of our shareholders may be different from the rights of shareholders in companies governed by the laws of U.S. jurisdictions.
We are a Dutch limited liability company (naamloze vennootschap). Our corporate affairs are governed by our articles of association and by the laws governing companies organized in The Netherlands. The rights of shareholders and the responsibilities of our directors may be different from the rights and obligations of shareholders in companies governed by the laws of U.S. jurisdictions. In the performance of its duties, our board of directors is required by Dutch law to consider the interests of our company, its shareholders, its employees and other stakeholders, in all cases with due observation of the principles of reasonableness and fairness. It is possible that some of these parties will have interests that are different from, or in addition to, your interests as a shareholder.
We are not obligated to and do not comply with all of the best practice provisions of the Dutch Corporate Governance Code. This may affect your rights as a shareholder.
As a Dutch company we are subject to the Dutch Corporate Governance Code, or DCGC. The DCGC contains both principles and best practice provisions for boards of directors, shareholders and general meetings, financial reporting, auditors, disclosure, compliance and enforcement standards. The DCGC is based on a “comply or explain” principle. Accordingly, public companies are required to disclose in their management reports, filed in The Netherlands, whether they comply with the provisions of the DCGC. If they do not comply with those provisions (for example, because of a conflicting requirement), the company is required to give the reasons for such noncompliance in its management report. The DCGC applies to all Dutch companies listed on a government-recognized stock exchange, whether in The Netherlands or elsewhere. The principles and best practice provisions apply to our board of directors (in relation to role and composition, conflicts of interest and independency requirements, board committees and compensation), shareholders and the general meeting (for example, regarding anti-takeover protection and our obligations to provide information to its shareholders) and financial reporting (such as external auditor and internal audit requirements). We do not comply with all the best practice provisions of the DCGC. This may affect your rights as a shareholder and you may not have the same level of protection as a shareholder in a Dutch company that fully complies with the DCGC.

Our declaration of dividends is within the discretion of our board of directors and subject to certain limitations under Dutch law, and there can be no assurance that we will pay dividends.
Our dividend policy is within the discretion of our board of directors and will depend upon various factors, including our results of operations, financial condition, capital requirements and investment opportunities. We can provide no assurance that we will pay dividends on our ordinary shares. No dividends on our ordinary shares will accrue in arrears. In addition, Dutch law contains certain restrictions on a company’s ability to pay cash dividends, and we can provide no assurance that those restrictions will not prevent us from paying a dividend in future periods.
It may be difficult for you to obtain or enforce judgments against us or some of our executive officers and directors and some of our named experts in the United States or The Netherlands.
We were formed under the laws of The Netherlands. A significant portion of our assets are located outside the United States. As such, the rights of holders of our ordinary shares and the civil liability of our directors will be governed by the laws of The Netherlands and our amended and restated articles of association and it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against them or us in U.S. courts, including judgments predicated upon the civil liability provisions of the federal securities laws of the United States. Some of the named experts referred to in this prospectus are not residents of the United States and some of our directors and executive officers and some of our assets and some of the assets of our directors and executive officers are located outside the United States.
In the absence of an applicable convention between the United States and The Netherlands providing for the reciprocal recognition and enforcement of judgments (other than arbitration awards and divorce decrees) in civil and commercial matters, a judgment rendered by a court in the United States will not automatically be recognized by the courts of The Netherlands. In principle, the courts of The Netherlands will be free to decide, at their own discretion, if and to what extent a judgment rendered by a court in the United States should be recognized in The Netherlands. In general terms, Dutch courts will generally recognize and give effect to the judgment insofar as it finds that:

•	the judgment was rendered by the foreign court that was (based on internationally accepted grounds) competent to take cognizance of the matter;

•	the judgment is the outcome of a proper judicial procedure (behoorlijke rechtspleging);

•	the judgment is not manifestly incompatible with the public policy (openbare orde) of The Netherlands; and

•	the judgment is not irreconcilable with a judgment of a Dutch court or an earlier judgment of a foreign court that is capable of being recognized in The Netherlands.
Without prejudice to the above, in order to obtain enforcement of a judgment rendered by a United States court in The Netherlands, a claim against the relevant party on the basis of such judgment should be brought before the competent court of The Netherlands. During the proceedings such court will assess, when requested, whether a foreign judgment meets the above conditions. In the affirmative, the court may order that substantive examination of the matter shall be dispensed with. In such case, the court will confine itself to an order reiterating the foreign judgment against the party against whom it had been obtained.
Otherwise, a new substantive examination will take place in the framework of the proceedings. In all of the above situations, when applying the law of any jurisdiction (including The Netherlands), Dutch courts may give effect to the mandatory rules of the laws of another country with which the situation has a close connection, if and insofar as, under the law of the latter country, those rules must be applied regardless of the law applicable to the contract or legal relationship. In considering whether to give effect to these mandatory rules of such third country, regard shall be given to the nature, purpose and the consequences of their application or non-application. Moreover, a Dutch court may give effect to the rules of the laws of The Netherlands in a situation where they are mandatory irrespective of the law otherwise applicable to the documents or legal relationship in question. The application of a rule of the law of any country that otherwise would govern an obligation may be refused by the courts of The Netherlands if such application is manifestly incompatible with the public policy (openbare orde) of The Netherlands.
Under our amended and restated articles of association and indemnification agreements that we have entered into with our directors and officers, we indemnify and hold our officers and directors harmless against all claims and suits brought against them, subject to limited exceptions. Such indemnification agreements expressly authorize us to advance certain expenses (including attorneys’ fees and disbursements and court costs) to our directors and officers. Under our amended and restated articles of association, to the extent allowed by law, the rights and obligations among or between us, any of our current or former directors, officers and employees and any current or former shareholder will be governed exclusively by the laws of The Netherlands and subject to the jurisdiction of Dutch courts, unless those rights or obligations do not relate to or arise out of their capacities listed above. Although there is doubt as to whether U.S. courts would enforce such provision in an action brought in the United States under U.S. securities laws, this provision could make judgments obtained outside of The Netherlands more difficult to have recognized and enforced against our assets in The Netherlands or jurisdictions that would apply Dutch law. Insofar as a release is deemed to represent a condition, stipulation or provision binding any person acquiring our ordinary shares to waive compliance with any provision of the Securities Act or of the rules and regulations of the SEC, such release will be void.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We have more than 25 locations in the U.S., Canada, Europe, Australia, Japan and China. The following table provides additional information about our principal manufacturing and development centers:

Location	Country	Segment	Square Footage per Property	Owned/Leased
Linz	Austria	DSS	1,004,144	Owned
Greenville, NC	United States	DPS / PDS	1,451,527	Owned
Manati	Puerto Rico	DPS	546,872	Owned
Cincinnati, OH	United States	DPS / PDS	495,700	Owned
Monza	Italy	DPS	463,229	Owned
Swindon	United Kingdom	DPS	355,511	Owned
Bourgoin - Jallieu	France	DPS / PDS	355,228	Owned
Ferentino	Italy	DPS / PDS	290,473	Owned
Mississauga	Canada	DPS / PDS	285,570	Owned
High Point, NC	United States	DPS / PDS	243,000	Owned
Whitby	Canada	DPS / PDS	233,664	Owned
St. Louis, MO	United States	DSS	200,000	Owned
Tilburg	The Netherlands	DPS / PDS	97,000	Owned
Brisbane	Australia	DSS	86,400	Leased
Regensburg	Germany	DSS	72,000	Leased
Greenville, SC	United States	DSS	64,970	Owned
Princeton, NJ	United States	DSS	57,000	Leased
Groningen, Zuiderweg	The Netherlands	DSS	51,000	Owned
Florence, SC	United States	DSS	43,704	Owned
Bend, OR	United States	PDS	22,939	Leased
Groningen, Rozenburglaan	The Netherlands	DSS	19,500	Leased
Milton Park	United Kingdom	PDS	13,500	Leased
We also lease facilities in High Point, North Carolina (warehouse space), Research Triangle Park, North Carolina, Framingham, Massachusetts, Princeton, New Jersey (warehouse space), Tokyo, Japan (sales office), Shanghai, China (sales office), Amsterdam, The Netherlands (office space) and Linz, Austria (warehouse space).
Certain facilities are pledged as collateral for our Secured Term Loan and Revolving Facility. We believe that our facilities are adequate for our operations and that suitable additional space will be available when needed.

Item 3.    Legal Proceedings
From time to time, we may be involved in legal proceedings arising in the ordinary course of business, including, without limitation, inquiries and claims concerning environmental contamination as well as litigation and allegations in connection with acquisitions, product liability manufacturing or packaging failures, and claims for reimbursement for the cost of lost or damaged APIs, the cost of which could be significant. We intend to vigorously defend ourselves against such other litigation and do not currently believe that the outcome of any existing such litigation will have a material adverse effect on our results of operations or financial condition.
On December 10, 2012, Procaps S.A., or Procaps, filed a complaint against Patheon in the United States District Court for the Southern District of Florida (Case No. 12-cv-24356-DLG). The complaint involves Patheon’s collaboration agreement with Procaps, pursuant to which both companies agreed to work together with respect to the marketing of a line of certain prescription pharmaceutical softgel development and manufacturing services. Procaps alleges that Patheon’s acquisition of Banner, a business that historically has generated less than 10% of its revenues from softgel services for prescription pharmaceuticals, transformed the collaboration agreement into an anticompetitive restraint of trade and an agreement between direct competitors to set prices, divide markets and/or allocate geographic territories. Procaps seeks (i) a declaratory judgment that the collaboration agreement must cease and/or terminate; (ii) an injunction requiring that we divest all of Banner’s softgel manufacturing capabilities; and (iii) monetary damages under federal and state antitrust and unfair competition laws, including treble damages for violations of the Sherman Act. Patheon subsequently answered Procaps’s complaint and filed our affirmative defenses to the complaint. In July 2014, upon Motion for Summary Judgment by Patheon, the court dismissed Procaps’ unfair competition claims, leaving only the antitrust claims in dispute. In March 2015, the court ordered trial to commence on November 16, 2015.
In October 2015, the court granted Patheon’s motion for summary judgment with respect to all of Procaps’ remaining claims in this matter. In November 2015, Procaps filed a notice of appeal with the United States Court of Appeals for the 11th Circuit, or the 11th Circuit Court. Procaps filed its initial brief with the 11th Circuit Court, in February 2016 and we filed our reply brief in May 2016. Procaps filed its reply to our reply brief in June 2016. The 11th Circuit Court heard oral argument in this matter in November 2016.
In May 2016, Procaps filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce. The request for arbitration involves the above-mentioned collaboration agreement. Procaps alleges that (i) our acquisition of Banner violated the exclusivity provision of the collaboration agreement, (ii) we failed to return or destroy confidential information of Procaps, (iii) we were unjustly enriched by obtaining the benefit of such confidential information to which it was not entitled, and (iv) we breached implied duties of good faith and fair dealing in carrying out the collaboration agreement. Procaps seeks (i) with respect to the alleged breaches, compensatory damages and (ii) with respect to the claim for unjust enrichment, (a) disgorgement of profits received by us by using any confidential information of Procaps, (b) repayment for all payments made to us pursuant to the collaboration agreement, and (c) payment for the value of any intellectual property associated with the collaboration agreement. We filed our answer to the request for arbitration with the International Court of Arbitration of the International Chamber of Commerce in June 2016. The arbitration hearing on the merits in this matter is currently scheduled for March 2017.
We deny all allegations contained in Procaps' request for arbitration and believe that Procaps' claims are without merit. We intend to vigorously defend ourselves in this arbitration proceeding.
A civil action is pending in the Commonwealth of Pennsylvania against the Company and one of its customers in connection with the recall of certain lots of allegedly defective products manufactured by the Company for the customer. The customer has given the Company notice of its intent to seek indemnification from the Company for all damages, costs and expenses, pursuant to the manufacturing services agreement between the customer and the Company.
The action was filed in the Court of Common Pleas of Philadelphia Country, in Philadelphia, Pennsylvania in November 2015 on behalf of 113 plaintiffs. These 113 plaintiffs were originally part of a putative class action commenced in state court in Georgia in October 2011 on behalf of 115 plaintiffs and removed by defendants to the United States District Court for the Northern District of Georgia (”Georgia District Court”) under the Class Action Fairness Act (“CAFA”). Defendants opposed class certification and class certification was denied. The Georgia action was ordered to proceed as a two-plaintiff action in Georgia District Court on behalf of the two named plaintiffs, whereupon plaintiffs’ lawyers commenced a new action in the Court of Common Pleas in Philadelphia on behalf of the remaining 113 plaintiffs. The two-plaintiff action was dismissed by the Georgia District Court on October 28, 2016 on a motion for summary judgment brought by defendants.
Defendants removed the action to the United States District Court for the Eastern District of Pennsylvania (“Pennsylvania District Court”), where it remains under a stay of remand, pending the outcome of an application to the United States Court of Appeals for the Third Circuit, filed by the defendants, for permission to appeal an order remanding the action back to the Court of Common Pleas in Philadelphia. The order under appeal by defendants was granted to the plaintiffs on the basis that the action was not properly removable by the defendants to the Pennsylvania District Court under CAFA and that the plaintiffs intended to file the action as a mass tort in Court of Common Pleas in Philadelphia for purposes of case management on a mass tort basis under the Pennsylvania Rules of Civil Procedure. As the litigation is at an early stage, the Company is unable to estimate the potential damages for which the Company may be directly or indirectly liable. In November 2015, the largest client of Patheon Italia S.p.A.’s, or Patheon Italia, Ferentino, Italy facility filed a motion for injunctive relief in a Milan court under Article 700 of the Italian Civil Code. The client claimed that remediation actions implemented by the Ferentino facility in response to an FDA inspection in May 2015, including, among other things, the use of a third party to certify all production batches for release, caused a significant slowdown in the quality control testing and batch release processes for the client’s product, thereby impairing the client’s ability to supply product in the amounts needed to fulfill the client’s needs. The client sought an injunction ordering the Ferentino facility to (i) deliver products set forth in an October 6-7, 2015 release plan discussed by the parties; (ii) transfer products and documentation to the client to enable the client to perform the necessary quality control testing and release the products; and (iii) continue manufacture of the products at the capacity levels set forth in the supply agreement between the parties. The client further asked the court to impose a penalty of €0.2 million per day for every day that the Ferentino facility failed to comply with the order.
In November 2015, the largest client of Patheon Italia S.p.A.’s, or Patheon Italia, Ferentino, Italy facility filed a motion for injunctive relief in a Milan court under Article 700 of the Italian Civil Code. The client claims that remediation actions implemented by the Ferentino facility in response to an FDA inspection in May 2015, including, among other things, the use of a third party to certify all production batches for release, caused a significant slowdown in the quality control testing and batch release processes for the client’s product, thereby impairing the client’s ability to supply product in the amounts needed to fulfill the client's needs. The client sought an injunction ordering the Ferentino facility to (i) deliver products set forth in an October 6-7, 2015 release plan discussed by the parties; (ii) transfer products and documentation to the client to enable the client to perform the necessary quality control testing and release the products; and (iii) continue manufacture of the products at the capacity levels set forth in the supply agreement between the parties. The client further asked the court to impose a penalty of €0.2 million per day for every day that the Ferentino facility failed to comply with the order.
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
On December 10, 2015, the court held a hearing in this matter and on December 18, 2015, denied the client’s motion. The client filed an appeal to the court's decision which was heard on February 11, 2016. On February 29, 2016, the appeals court denied the client’s appeal. The supply agreement with the client includes an arbitration provision and in its motion, the client indicated its intention to file an arbitration claim seeking money damages in this matter. This matter is in the early stages and we are unable to estimate the potential damages for which Patheon Italia may be liable if the client files an arbitration claim and prevails in such proceeding.
In addition, the healthcare industry is highly regulated and government agencies continue to scrutinize certain practices affecting government programs and otherwise. From time to time, we receive subpoenas or requests for information from various government agencies, including from state attorneys general and the U.S. Department of Justice relating to the business practices of customers or suppliers. We generally respond to such subpoenas and requests in a timely and thorough manner, which responses sometimes require considerable time and effort, and can result in considerable costs being incurred, by us. We expect to incur additional costs in the future in connection with existing and future requests.
Our business may, from time to time, be subject to investigations and claims including environmental, labor, product, customers and suppliers disputes and other matters in the normal course of operations and otherwise. We believe that neither we, nor any of our subsidiaries, are currently involved in any material pending legal proceeding, other than as described above. Additionally, no such proceedings are known to be contemplated by governmental authorities.
Based on our knowledge as of the date of this filing, we believe that the eventual resolution of the above matters are unlikely to have a material effect on our financial position, operating results or liquidity. However, the results of litigation and arbitration are inherently unpredictable and the possibility exists that the ultimate resolution of the matters could result in a material adverse effect on our business, results of operations and financial condition.

Item 4.    Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
Market Information
Since July 21, 2016, our ordinary shares have been listed and traded on the New York Stock Exchange (the "NYSE") under the symbol "PTHN". The following table sets forth the high and low sale prices per ordinary share on the NYSE for the periods indicated:

	2016
	High	Low
Third Quarter (July 21, 2016 - July 31, 2016)	$26.58	$24.11
Fourth Quarter	$31.02	$24.45
Holders of Record
The number of holders of record of our common stock at December 23, 2016 was approximately 4,400.
Dividends
We currently intend to retain all available funds and any future earnings for use in the operation of our business, and therefore we do not currently expect to pay any cash dividends on our ordinary shares. Any future determination to pay dividends to holders of our ordinary shares will be at the discretion of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, restrictions in our debt agreements and other factors that our Board of Directors deems relevant.
Recent Sales of Unregistered Securities
We did not sell any unregistered securities during the period covered by this Annual Report on Form 10-K.
Purchases of Equity Securities
During the year ended October 31, 2016, we did not repurchase any equity securities that were not registered under the Securities Act.
Performance Graph
The following graph compares the cumulative total return on the Company's ordinary shares with that of the S&P 1500 and the S&P 1500 Pharmaceuticals, Biotechnology and Life Sciences Index. The period shown commences on July 21, 2016 (the date our ordinary shares commenced trading on the NYSE) through October 31, 2016. The graph assumes $100 was invested at the close of market on July 21, 2016 in the Company's ordinary shares, the S&P 1500, S&P 1500 Pharmaceuticals, Biotechnology and Life Sciences Index, and assumes the reinvestment of any dividends. The stock price performance of the following graph is not necessarily indicative of future stock performance.

Item 6.    Selected Financial Data
The selected financial data set forth below was derived from our audited consolidated financial statements and should be read in conjunction with "Item 1A - Risk Factors", "Item 7 - Management's Discussion and Analysis", and our audited consolidated financial statements included in "Item 8 - Financial Statements and Supplementary Data."

	Year Ended October 31,
	2016	2015	2014	2013	2012
(in millions of U.S. dollars)	$	$	$	$	$
Statement of operations data:
Revenues	1,866.7	1,774.2	1,483.5	990.6	748.0
Cost of goods sold (1)	1,321.1	1,215.7	1,096.1	749.5	589.1
Gross profit	545.6	558.5	387.4	241.1	158.9
Selling, general and administrative expenses	322.6	309.0	238.7	156.6	128.6
Research and development (2)	2.1	14.8	13.7	9.7	—
Repositioning expenses (3)	7.3	25.1	51.7	15.8	6.1
Acquisition and integration costs (4)	16.6	19.3	60.3	9.9	3.2
Impairment charges (5)	—	4.1	9.7	13.1	57.9
Other operating (income) loss (6)	(0.7)	4.6	(0.1)	(1.5)	0.4
Operating income (loss)	197.7	181.6	13.4	37.5	(37.3)
Interest expense, net (7)	160.4	141.8	90.5	47.9	26.5
Foreign exchange loss, net	5.7	17.8	8.6	0.6	0.5
Refinancing expenses (8)	21.6	3.7	28.2	27.3	—
Gain on sale of third party investment (9)	—	(16.2)	—	—	—
Other income, net	(0.8)	(0.7)	(1.1)	(2.0)	(1.3)
Income (loss) from continuing operations before income taxes	10.8	35.2	(112.8)	(36.3)	(63.0)
(Benefit from) provision for income taxes	(24.0)	0.3	4.3	(3.7)	43.7
Net income (loss) from continuing operations	34.8	34.9	(117.1)	(32.6)	(106.7)
Net (loss) income from discontinued operations	(3.1)	103.5	(2.1)	(3.5)	(0.3)
Net income (loss)	31.7	138.4	(119.2)	(36.1)	(107.0)

Balance sheet data:
Cash and cash equivalents	165.0	328.7	73.4	56.8	39.4
Total assets	2,639.9	2,615.0	2,393.4	1,077.1	741.0
Total liabilities	2,988.3	3,479.2	2,785.8	952.5	618.3
Total shareholders' / members’ (deficit) / equity	(348.4)	(864.2)	(392.4)	124.6	122.7
(1) Cost of goods sold includes $32.8 million and $2.6 million of FDA remediation costs in fiscal 2016 and 2015, respectively, relating to remediation activities at our Ferentino, Italy site.
(2) Research and development expense is primarily related to our BLS business, which was spun off on July 31, 2015.
(3) During fiscal 2015, repositioning expenses are primarily related to DPP synergies, the termination of transition service agreements with DSM and other operational initiatives. During fiscal 2014, repositioning expenses included employee severance and contract cancellation costs, incurred in connection with the Banner Acquisition and DPP Acquisition integration activities, the shutdown of the Venlo, The Netherlands, Caguas, Puerto Rico, and Olds, Alberta, Canada facilities, outsourcing of certain back-office functions, the reduction of workforce at our Swindon facility in the U.K. and other operational initiatives.
(4) Acquisition and integration costs primarily relate to the integration of the Banner, DPP, Gallus, Irix and Agere acquisitions, as well as due diligence on potential corporate development transactions.
(5) Impairment charges in fiscal 2015 related to the impairment of land at our facility in Venlo, The Netherlands. Impairment charges in fiscal 2014 related to impairment on in-process research and development projects acquired in connection with the DPP and Banner acquisitions. Impairment charges in fiscal 2013 primarily related to the closure of the Olds, Alberta, Canada facility, which was acquired as part of the Banner Acquisition. Impairment charges in fiscal 2012 primarily related to the adjustment of scale and scope of business performed at our Swindon, U.K. facility, which included winding down or transferring certain commercial production to other facilities.
(6) Other operating loss for fiscal 2015 relates to loss on sale of fixed assets, primarily resulting from the closure of our facility in Venlo, the Netherlands.
(7) The increase in interest expense is due to additional debt borrowings to fund acquisitions and a dividend to our investors.
(8) Refinancing expenses in fiscal 2016 were incurred on redeeming the Senior PIK Toggle Notes. The redemption required a write down of deferred financing costs and a prepayment premium. Refinancing expenses in fiscal 2015 were incurred in connection with related debt financing for the Irix acquisition, while refinancing expenses in fiscal 2014 and 2013 were incurred in connection with related debt and equity financing for the Gallus, DPP and Banner acquisitions.
(9) Represents the gain on the sale of the BSP equity investment in fiscal 2015.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is designed to provide a better understanding of our consolidated financial statements, including a brief discussion of our business, key factors that impact our performance and a summary of our operating results. The following discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this Form 10-K.
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

•
Drug Substance Services, or DSS, which provides complex small molecule API and flexible outsourced manufacturing solutions for large molecule biological API from early development through commercial scale production.

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
On July 26, 2016, the Company completed an initial public offering ("IPO") of 29,464,286 ordinary shares at a public offering price of $21.00 per share. In connection with the IPO, additional ordinary shares of the Company were distributed directly to JLL and DSM with respect to their interest in the Partnership, of which 4,761,905 ordinary shares were sold by DSM as part of the IPO. Ordinary shares owned by the public constitute approximately 24% of the outstanding ordinary shares. Through their ordinary shares, JLL, DSM and the Partnership owned approximately 38%, 34% and 4% of the Company, respectively. The Partnership's ownership consists of shares held for the benefit of certain employees pursuant to a management incentive plan. See Note 10 for further discussion.
We have acquired various companies to enhance our end-to-end integrated service offerings over the past three years:

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

•	On July 31, 2015, we sold our Biosolutions business, which produces a variety of microorganisms and anti-effective, enzyme, and pharmaceutical protein products, for approximately €0.3 million.

•	On July 31, 2015, we spun-off BLS, our proprietary products business, into a separate legal entity.

•	On May 12, 2015, we sold our Banner Pharmacaps entity in Mexico, which manufactures softgel OTC products, for approximately $36.4 million.

•	In the first quarter of 2015, we began to outsource certain back-office support functions to an outsourced vendor and the project was completed by the end of fiscal 2016.

•
On July 2, 2014, we closed our facility in Venlo, The Netherlands and transferred any remaining business to other DFC facilities. Because the business in the Venlo facility is being transferred within the existing site network, its results of operations will be included in continuing operations in the consolidated financial statements.

•
We completed the consolidation of our Caguas operations into Manati during the first quarter of fiscal 2014 and vacated the Caguas facility as of January 31, 2014. Because the business in the Caguas facility transferred within the existing site network, its results of operations are included in continuing operations in the consolidated financial statements.

Selected Financial Results
The following is a summary of certain key financial results for the twelve months ended October 31, 2016 ("fiscal 2016") (a more detailed discussion is contained in "Results of Operations" below):

•
Revenues for fiscal 2016 increased $92.5 million, or 5.2%, to $1,866.7 million from $1,774.2 million for fiscal 2015. On a constant currency basis, revenue would have increased $110.3 million, or 6.2%.

•	Gross profit for fiscal 2016 decreased $12.9 million, or 2.3%, to $545.6 million from $558.5 million for fiscal 2015.

•	Net income from continuing operations for fiscal 2016 was $34.8 million, compared to net income of $34.9 million for fiscal 2015.

•	Adjusted EBITDA for fiscal 2016 increased $20.0 million to $394.6 million, from $374.6 million for fiscal 2015.
Opportunities and Trends
Our target markets include the highly fragmented global markets for the manufacture of finished pharmaceutical dosage forms, pharmaceutical development services, chemical API manufacturing, and biologic pharmaceutical contract manufacturing. The outsourcing of product development by the pharmaceutical industry is an important driver of growth in our business. In 2015, the pharmaceutical industry spent approximately $141.0 billion on formulation, development and manufacturing, according to Evaluate Pharma, and approximately $40.0 billion is expected to be outsourced to CDMOs such as Patheon in 2016, according to Root Analysis. Currently, only 26% to 31% of pharmaceutical industry spending on formulation, development and manufacturing is outsourced, and in the future it is expected that our customer base will expand the use of outsourcing to CDMOs because of changing industry dynamics, driving growth of our market. Industry resources indicate that the outsourced pharmaceutical manufacturing market is expected to grow at approximately 7 to 8% annually in the foreseeable future. We believe the market for products requiring specialized capabilities (e.g., sterile production, solubility solutions) is growing at a higher rate than the overall market. Furthermore, more than 60% of all new compounds entering development will require specialized manufacturing and/or molecular profile modification, according to industry research in the American Pharmaceutical Review. According to Boston Consulting Group, a global management consulting firm and advisor on business strategy, the API small molecule market for chemical API manufacturing totaled approximately €20.0 billion in 2012 and may experience growth of approximately 7.9% annually through 2016. According to Datamonitor, a business intelligence information provider, the API large molecule market for mammalian biologics pharmaceutical contract manufacturing totaled approximately $1.9 billion in 2012 and may experience growth of approximately 9.4% annually through 2017.
Results of Operations
Fiscal 2016 compared to fiscal 2015

	Fiscal years ended October 31,
	2016	2015	$	%
(in millions of U.S. dollars)	$	$	Change	Change
Revenues	1,866.7	1,774.2	92.5	5.2
Cost of goods sold	1,321.1	1,215.7	105.4	8.7
Gross profit	545.6	558.5	(12.9)	(2.3)
Selling, general and administrative expenses	322.6	309.0	13.6	4.4
Research and development	2.1	14.8	(12.7)	(85.8)
Repositioning expenses	7.3	25.1	(17.8)	(70.9)
Acquisition and integration costs	16.6	19.3	(2.7)	(14.0)
Impairment charge	—	4.1	(4.1)	—
Other operating (income) loss	(0.7)	4.6	(5.3)	*
Operating income	197.7	181.6	16.1	8.9
Interest expense, net	160.4	141.8	18.6	13.1
Foreign exchange loss, net	5.7	17.8	(12.1)	*
Refinancing expenses	21.6	3.7	17.9	483.8
Gain on sale of third party investment	—	(16.2)	16.2	—
Other income, net	(0.8)	(0.7)	(0.1)	*
Income before income taxes	10.8	35.2	(24.4)	(69.3)
(Benefit from) provision for income taxes	(24.0)	0.3	(24.3)	*
Net income from continuing operations	34.8	34.9	(0.1)	(0.3)
Net (loss) income from discontinued operations	(3.1)	103.5	(106.6)	*
Net income	31.7	138.4	(106.7)	(77.1)
* Not meaningful

Operating Income Summary
Revenues for fiscal 2016 increased $92.5 million, or 5.2%, to $1,866.7 million, from $1,774.2 million for fiscal 2015. On a constant currency basis, revenues would have increased $110.3 million, or 6.2%.

•
DPS revenues for fiscal 2016 increased $8.7 million, or 0.8%, to $1,152.9 million, from $1,144.2 million for fiscal 2015 driven by strong volume activity, particularly in North America, offset by a negative impact on Italian revenues of $25.8 million due to remediation activities in our Ferentino, Italy plant as a result of a May 2015 FDA inspection, product portfolio rationalization of our fish oil business in fiscal 2015 and isolated weather and power related events in the fourth quarter of fiscal 2016 that impacted two sites.

▪
DPS revenues included approximately $64.3 million of inter-company revenue primarily with BLS for fiscal 2015. The Company did not have any significant inter-company activity for fiscal 2016 due to the spinoff of the BLS business on July 31, 2015. Any BLS revenue after the spinoff date is considered third party revenue.

•
PDS revenues for fiscal 2016 increased $20.6 million, or 10.4%, to $219.3 million, from $198.7 million for fiscal 2015 primarily as a result of $6.3 million in growth from the Agere Acquisition, $6.3 million in growth in our DPS business at our Cincinnati site due to new projects and revenue growth across most other sites in our network.

•
DSS revenues for fiscal 2016 increased $99.6 million, or 25.2%, to $494.9 million from $395.3 million for fiscal 2015 primarily as a result of $38.9 million in growth from the Irix acquisition, significant growth at our Biologics sites and the timing of API shipments.

•
Other revenues for fiscal 2015 were $100.3 million and are attributable to revenue generated by the BLS business through the spinoff date of July 31, 2015. No revenue was recorded for fiscal 2016 due to the spinoff. After the spinoff date, the Other segment represents Corporate activity only.

Gross profit for fiscal 2016 decreased $12.9 million, or 2.3%, to $545.6 million, from $558.5 million for fiscal 2015. The decrease in gross profit margin from 31.5% for fiscal 2015 to 29.2% for fiscal 2016 was primarily due to FDA remediation activities at our Ferentino, Italy site, the absence of BLS gross profit due to the spinoff of the BLS business on July 31, 2015 and increased investment in quality across the network, partially offset by revenue growth and operational excellence savings. On a constant currency basis, gross profit for fiscal 2016 would have decreased $15.9 million.
Selling, general and administrative expenses for fiscal 2016 increased $13.6 million, or 4.4%, to $322.6 million, from $309.0 million for fiscal 2015. The increase is primarily $18.8 million of increased compensation costs, which includes $7.7 million of increased stock compensation expense due to the IPO, partially offset by reduced costs from the BLS spinoff. On a constant currency basis, selling, general and administrative expenses for fiscal 2016 would have increased $17.5 million, or 5.7%.
Research and development expenses for fiscal 2016 decreased $12.7 million, to $2.1 million, from $14.8 million for fiscal 2015. The decrease is due to the spinoff of our BLS business on July 31, 2015, which contributed to the majority of our historical research and development expenses.
Repositioning expenses for fiscal 2016 decreased $17.8 million, to $7.3 million, from $25.1 million for fiscal 2015. Repositioning expenses for fiscal 2016 primarily related to realignment of DPS operations at our Swindon site, while repositioning expenses for fiscal 2015 primarily related to the cancellation of the DSM transaction service agreements, which resulted in an expense of $16.3 million, other expenses associated with realignment of our DPS operations and our back office outsourcing initiative.
Acquisition and integration costs for fiscal 2016 decreased $2.7 million to $16.6 million from $19.3 million for fiscal 2015. Acquisition and integration costs during fiscal 2016 primarily related to due diligence on potential corporate development transactions while acquisition and integration costs for fiscal 2015 related to integration of Irix and Agere, as well as continued integration of 2014 acquisition activity. The nature of these costs includes due diligence costs, consultants, system and customer conversions, and other integration-related costs. These costs are recognized as operating expenses as incurred.
The impairment expense of $4.1 million for fiscal 2015 related to an intangible impairment on our intellectual property R&D assets and land impairment on land held on our divested Venlo, The Netherlands facility. No impairment expense was recorded for fiscal 2016.
Interest expense for fiscal 2016 was $160.4 million compared to $141.8 million for fiscal 2015. The increase in interest expense is primarily due to additional debt borrowings in fiscal 2015, as further discussed in the ‘‘Liquidity and Capital Resources’’ section below.
Refinancing expenses for fiscal 2016 were $21.6 million compared to $3.7 million for fiscal 2015. Refinancing expenses in fiscal 2016 occurred as a result of redeeming all of the outstanding Senior PIK Toggle Notes on August 3, 2016. The expenses comprised of an $11.0 million early redemption fee and the write off of $10.6 million in deferred financing costs relating to the issuance of the Senior PIK Toggle Notes. Refinancing expenses in fiscal 2015 related to refinancing our Credit Facility in March 2015 to finance the Irix Acquisition.
Income Taxes
Income tax benefit for fiscal 2016 was $24.0 million and income tax expense for fiscal 2015 was $0.3 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, repositioning, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item.
Income tax expense for fiscal 2016 was affected by the release of three valuation allowances. We released valuation allowances of $15.0 million, $4.8 million and $27.4 million on our subsidiaries in the United Kingdom, Puerto Rico, and Canada, respectively. The allowances were released based on our assessment that the deferred tax assets are more likely than not to be realized.
Net Income from Continuing Operations
We recorded a net income from continuing operations for fiscal 2016 of $34.8 million, compared to net income of $34.9 million for fiscal 2015 as a result of the factors listed above.
Net Income/Loss from Discontinued Operations
We recorded a net loss from discontinued operations for fiscal 2016 of $3.1 million, compared to net income from discontinued operations of $103.5 million for fiscal 2015. The net loss on discontinued operations for fiscal 2016 related to minor adjustments as a result of miscellaneous transaction activity with our discontinued operations, while the net income for fiscal 2015 related to operational results on discontinued operations as well as gains/losses associated with the sale of the discontinued businesses.
Net Income
Net income for fiscal 2016 was $31.7 million compared to a net income of $138.4 million for fiscal 2015 as a result of the factors listed above.
Adjusted EBITDA Reconciliation
A reconciliation of Adjusted EBITDA to net income from continuing operations is set forth below:

	Fiscal years ended October 31,
	2016	2015
(in millions of U.S. dollars)	$	$
Total Adjusted EBITDA	394.6	374.6
Depreciation and amortization	(113.0)	(107.8)
Repositioning expenses (1)	(9.2)	(25.1)
Acquisition and integration costs (2)	(16.6)	(22.3)
Interest expense, net	(160.4)	(141.8)
Impairment charge	—	(4.1)
Benefit from (provision for) income taxes	24.0	(0.3)
Refinancing expenses	(21.6)	(3.7)
Operational initiatives related consulting costs	(4.2)	(13.0)
IPO costs	(2.0)	(4.5)
Acquisition-related litigation expenses	(4.0)	(12.7)
Stock-based compensation expense	(21.6)	(13.9)
Remediation costs	(32.8)	(2.6)
Gain on sale of investment	—	16.2
Other	1.6	(4.1)
Net income from continuing operations	34.8	34.9
(1) Repositioning expenses for fiscal 2016 includes $1.9 million of inventory reserves related to the Swindon wind down recorded in cost of goods sold.
(2) Acquisition and integration costs for fiscal 2015 includes $3.0 million of inventory reserves related to plant rationalization from the DPP acquisition recorded in cost of goods sold.

The following provides certain information regarding our business segments for fiscal 2016 and fiscal 2015:

	Fiscal years ended October 31,
	2016	2015	$	%
(in millions of U.S. dollars)	$	$	Change	Change
Revenues
Drug Product Services	1,152.9	1,144.2	8.7	0.8
Pharmaceutical Development Services	219.3	198.7	20.6	10.4
Drug Substance Services	494.9	395.3	99.6	25.2
Other	—	100.3	(100.3)	—
Inter-segment Revenue Eliminations	(0.4)	(64.3)	63.9	99.4
Total Revenues	1,866.7	1,774.2	92.5	5.2
Adjusted EBITDA
Drug Product Services	295.9	295.1	0.8	0.3
Pharmaceutical Development Services	73.2	68.5	4.7	6.9
Drug Substance Services	125.8	83.0	42.8	51.6
Other	(100.3)	(72.0)	(28.3)	(39.3)
Total Adjusted EBITDA	394.6	374.6	20.0	5.3
Drug Product Services
Total DPS revenues for fiscal 2016 increased $8.7 million, or 0.8%, to $1,152.9 million, from $1,144.2 million for fiscal 2015. On a constant currency basis, DPS revenues would have increased by $19.9 million, or 1.7%. This was driven by strong volume activity, particularly in North America, partially offset by a negative impact on Italian revenues of $25.8 million due to FDA remediation activities in our Ferentino, Italy plant, product portfolio rationalization of our fish oil business in fiscal 2015 and isolated weather and power related events that impacted two sites. DPS revenues include inter-company revenue of $64.3 million for fiscal 2015. The Company did not have any significant inter-company activity for fiscal 2016 due to the spinoff of the BLS business on July 31, 2015. After the spinoff date, any BLS revenues are considered third party revenues.
Total DPS Adjusted EBITDA for fiscal 2016 increased $0.8 million, or 0.3%, to $295.9 million, from $295.1 million for fiscal 2015. This represents an Adjusted EBITDA margin of 25.7% for fiscal 2016 compared to 25.8% for fiscal 2015. On a constant currency basis, DPS Adjusted EBITDA would have decreased by $4.6 million, or 1.6%. Adjusted EBITDA and margin stayed flat due to lower revenues resulting from our FDA remediation activities in our Ferentino, Italy plant partially offset by strength in our other sites. Consistent with management's definition of Adjusted EBITDA, total DPS Adjusted EBITDA for fiscal 2016 did not include repositioning expenses of $7.8 million, FDA remediation expenses of $32.8 million and acquisition and integration costs of $4.5 million.
Pharmaceutical Development Services
Total PDS revenues for fiscal 2016 increased by $20.6 million, or 10.4%, to $219.3 million from $198.7 million for fiscal 2015. On a constant currency basis, PDS revenues would have increased by $21.4 million, or 10.8%. Higher revenue was primarily due to increased business from the Agere acquisition, new projects at our Cincinnati site and increased revenues across the network.
Total PDS Adjusted EBITDA for fiscal 2016 increased $4.7 million, or 6.9%, to $73.2 million, from $68.5 million for fiscal 2015. This represents an Adjusted EBITDA margin of 33.4% for fiscal 2016 compared to 34.5% for fiscal 2015. On a constant currency basis, PDS Adjusted EBITDA would have increased by $0.2 million, or 0.3%. The increase was primarily due to increased business across the network partially offset by lower productivity and investments to add sterile capacity at the Greenville, NC site.
Drug Substance Services
Total DSS revenues for fiscal 2016 increased by $99.6 million, or 25.2%, to $494.9 million from $395.3 million for the fiscal 2015. On a constant currency basis, DSS revenues would have increased by $105.4 million, or 26.7%. Increased revenue was primarily due to $38.9 million in growth from the Irix acquisition, significant growth at our Biologics sites and the timing of API shipments.

Total DSS Adjusted EBITDA for fiscal 2016 increased by $42.8 million, or 51.6%, to $125.8 million from $83.0 million for fiscal 2015. This represents an Adjusted EBITDA margin of 25.4% for fiscal 2016 compared to 21.0% for fiscal 2015. On a constant currency basis, DSS Adjusted EBITDA would have increased by $44.4 million, or 53.5%. The increase is primarily attributable to $11.7 million of Adjusted EBITDA associated with the acquired Irix business as well as flow through from higher revenue at our Biologics and legacy API sites. Consistent with management's definition of Adjusted EBITDA, total DSS Adjusted EBITDA for fiscal 2016 excludes acquisition and integration costs of $2.5 million.
Other
Total Other revenues for fiscal 2015 were $100.3 million and are attributable to revenue generated by the BLS business through the spinoff date of July 31, 2015. No revenue was recorded for fiscal 2016 due to the spinoff. After the spinoff date, the Other segment represents Corporate activity only.
Total Other Adjusted EBITDA, which only includes Corporate, for fiscal 2016 decreased by $28.3 million, or 39.3%, to a loss of $100.3 million from a loss of $72.0 million for fiscal 2015 when BLS was also included in the Other segment. The decrease was primarily due to the spinoff of the BLS business, which contributed $14.7 million of Adjusted EBITDA in fiscal 2015. Additionally, Corporate costs increased by $13.6 million, lowering Adjusted EBITDA, primarily due to higher salaries and wages along with higher marketing costs relating to several corporate initiatives partially offset by reduced consulting expenses. Consistent with management's definition of Adjusted EBITDA, total Other Adjusted EBITDA for fiscal 2016 excludes $16.6 million of acquisition and integration costs, $21.6 million of refinancing expenses, stock-based compensation expense of $21.6 million, Procaps litigation expenses of $4.0 million, consulting costs relating to operational excellence initiatives of $3.4 million and IPO related costs of $2.0 million.

Fiscal 2015 compared to fiscal 2014

	Fiscal years ended October 31,
	2015	2014	$	%
(in millions of U.S. dollars)	$	$	Change	Change
Revenues	1,774.2	1,483.5	290.7	19.6
Cost of goods sold	1,215.7	1,096.1	119.6	10.9
Gross profit	558.5	387.4	171.1	44.2
Selling, general and administrative expenses	309.0	238.7	70.3	29.5
Research and development	14.8	13.7	1.1	8.0
Repositioning expenses	25.1	51.7	(26.6)	(51.5)
Acquisition and integration costs	19.3	60.3	(41.0)	(68.0)
Impairment charge	4.1	9.7	(5.6)	(57.7)
Other operating loss (income)	4.6	(0.1)	4.7	*
Operating income	181.6	13.4	168.2	1,255.2
Interest expense, net	141.8	90.5	51.3	56.7
Foreign exchange loss, net	17.8	8.6	9.2	*
Refinancing expenses	3.7	28.2	(24.5)	(86.9)
Gain on sale of third party investment	(16.2)	—	(16.2)	—
Other income, net	(0.7)	(1.1)	0.4	*
Income (loss) before income taxes	35.2	(112.8)	148.0	131.2
Provision for income taxes	0.3	4.3	(4.0)	*
Net income (loss) from continuing operations	34.9	(117.1)	152.0	129.8
Net income (loss) from discontinued operations	103.5	(2.1)	105.6	*
Net income (loss)	138.4	(119.2)	257.6	216.1
* Not meaningful

Operating Income Summary
Revenues for fiscal 2015 increased $290.7 million, or 19.6%, to $1,774.2 million, from $1,483.5 million for fiscal 2014. On a constant currency basis, revenue would have increased $392.4 million, or 26.5%.

•
DPS revenues for fiscal 2015 increased $55.6 million, or 5.1%, to $1,144.2 million, from $1,088.6 million for fiscal 2014 as a result of $84.1 million in growth from the DPP Acquisition, partially offset by weakness in our Puerto Rico and High Point, N.C. sites, and negative foreign exchange impacts across our European sites. Product portfolio rationalization of our fish oil business contributed to the weakness at our High Point, N.C. site. Additionally, remediation activities in our Ferentino, Italy plant as a result of the FDA inspection had a negative impact on revenues of $11.6 million.

◦
DPS revenues include approximately $64.3 million of inter-company revenue primarily between DPS and BLS in fiscal 2015, compared to $76.3 million in fiscal 2014. The decrease in inter-company revenue is primarily due to the spinoff of the BLS business on July 31, 2015, which resulted in nine months of activity for fiscal 2015 compared to twelve months of activity for fiscal 2014.

•
PDS revenues for fiscal 2015 increased $33.5 million, or 20.3%, to $198.7 million, from $165.2 million for fiscal 2014 primarily as a result of $4.2 million in growth from the Agere Acquisition and the introduction of PDS services at our Greenville, North Carolina site that contributed an additional $19.7 million.

•
DSS revenues for fiscal 2015 increased $206.4 million, or 109.3%, to $395.3 million, from $188.9 million for fiscal 2014 primarily as a result of the DPP, Gallus and Irix acquisitions, which added $71.1 million, $89.8 million and $45.5 million in growth, respectively. The acquisition impacts include $48.7 million in decreased revenues due to product portfolio rationalization.

•
Other revenue for fiscal 2015, which includes our BLS business, decreased $16.8 million or 14.3% to $100.3 million from $117.1 million for fiscal 2014 as a result of the July 31, 2015 spinoff of our BLS business, which reflects nine months of activity in fiscal 2015 compared to twelve months of activity in fiscal 2014.

Gross profit for fiscal 2015 increased $171.1 million, or 44.2%, to $558.5 million, from $387.4 million for fiscal 2014. The decrease in gross profit margin from 26.1% for fiscal 2014 to 31.5% for fiscal 2015. This increase was primarily due to higher volumes and savings from our Operational Excellence Program initiatives. The DPP, Gallus, Irix and Agere acquisitions contributed $80.9 million, $19.0 million, $19.9 million and $0.7 million in additional gross margin for fiscal 2015, respectively. On a constant currency basis, gross profit would have decreased $179.0 million.
Selling, general and administrative expenses for fiscal 2015 increased $70.3 million, or 29.5%, to $309.0 million, from $238.7 million for fiscal 2014. The increase is primarily due to increases to salaries and wages of $9.8 million, travel and expenses of $4.1 million, and consulting and professional service costs of $21.8 million. Additionally, intangible assets amortization increased by $12.1 million, stock-based compensation increased $3.9 million and the Company expensed $4.5 million of non-capitalized pre-IPO costs. Many of these increases were driven from the DPP, Gallus, Irix and Agere acquisitions. On a constant currency basis, selling, general and administrative expenses would have increased $85.4 million, or 35.8%.
Repositioning expenses for fiscal 2015 decreased $26.6 million, to $25.1 million, from $51.7 million for fiscal 2014. The decrease is primarily due to significant repositioning expenses occurring in fiscal 2014 that did not repeat in fiscal 2015, including organization alignment activities across several sites within our business as a result of the DPP acquisition and the Venlo facility closure. Repositioning activities in fiscal 2015 primarily related to cancellation of TSAs with DSM effective December 31, 2014 that resulted in $14.5 million (€11.9 million) of repositioning expense, as well as Venlo contract termination fees.
Acquisition and integration costs for fiscal 2015 decreased $41.0 million, to $19.3 million, from $60.3 million for fiscal 2014. Acquisition and integration costs during fiscal 2014 related to the DPP and Gallus acquisitions, while fiscal 2015 costs related to the continued integration of those acquisitions and additional acquisition and integration costs for the Irix and Agere acquisitions. The Irix and Agere acquisitions were smaller than the DPP and Gallus acquisitions and as such, incurred less costs and drove the decrease.
The impairment expense of $4.1 million for fiscal 2015 related to an intangible impairment on our intellectual property R&D assets and land impairment on land held on our divested Venlo, The Netherlands facility. The impairment expense of $9.7 million for fiscal 2014 related to impairments on intellectual property R&D assets from our BLS and DPS businesses.
Operating income for fiscal 2015 increased $168.2 million to $181.6 million from an operating income of $13.4 million for fiscal 2014 as a result of the factors discussed above.
Interest expense for fiscal 2015 was $141.8 million compared to $90.5 million for fiscal 2014. The increase in interest expense is primarily due to additional debt borrowings in March 2015 and the issuance of the Senior PIK Toggle Notes in May 2015, as further discussed in the ‘‘Liquidity and Capital Resources’’ section below.
Foreign exchange loss, net for fiscal 2015 was $17.8 million compared to $8.6 million for fiscal 2014. The increase is primarily related to hedge losses of $13.9 million in fiscal 2015 compared to $6.5 million in fiscal 2014 as a result of significant overall devaluation of the Canadian dollar to the USD during fiscal 2015.
Refinancing expense for fiscal 2015 was $3.7 million, compared to $28.2 million for fiscal 2014. Refinancing expenses in fiscal 2014 were comprised of the write-off of the original issue discount on the previous term loan of $7.0 million, payment of bridge financing fees of $7.5 million, $13.7 million related to the write-off of deferred financing costs on the previous term loans and revolving line, and other related charges. These amounts were due to the DPP and Gallus acquisitions. Refinancing expenses in fiscal 2015 comprised of the term loan amendment, which was used to finance the Irix acquisition. These expenses are further discussed in the "Liquidity and capital resources" section below.
Income Taxes
Income tax expense for fiscal 2015 was $0.3 million and income tax expense for fiscal 2014 was $4.3 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, repositioning, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item.
Net Income/Loss from Continuing Operations
We recorded a net income from continuing operations for fiscal 2015 of $34.9 million, compared to a net loss of $117.1 million for fiscal 2014 as a result of the factors listed above.

Net Income/Loss from Discontinued Operations
We recorded a net income from discontinued operations for fiscal 2015 of $103.5 million, compared to net loss from discontinued operations of $2.1 million for the fiscal 2014, primarily due to the gain on sale of DPx Fine Chemicals.
Net Income/Loss
Net income for fiscal 2015 was $138.4 million compared to a net loss of $119.2 million for fiscal 2014 as a result of the factors listed above.
Adjusted EBITDA Reconciliation
A reconciliation of Adjusted EBITDA to net income from continuing operations is set forth below:

	Fiscal years ended October 31,
	2015	2014
(in millions of U.S. dollars)	$	$
Total Adjusted EBITDA	374.6	248.3
Depreciation and amortization	(107.8)	(79.5)
Repositioning expenses	(25.1)	(51.7)
Acquisition and integration costs (1)	(22.3)	(60.3)
Interest expense, net	(141.8)	(90.5)
Impairment charge	(4.1)	(9.7)
Provision for income taxes	(0.3)	(4.3)
Refinancing expenses	(3.7)	(28.2)
Operational initiatives related consulting costs	(13.0)	(10.1)
IPO costs	(4.5)	—
Acquisition-related litigation expenses	(12.7)	(10.2)
Stock-based compensation expense	(13.9)	(10.0)
Remediation costs	(2.6)	—
Purchase accounting adjustments	—	(11.4)
Gain on sale of investment	16.2	—
Other	(4.1)	0.5
Net income (loss) from continuing operations	34.9	(117.1)
(1) Acquisition and integration costs for fiscal 2015 includes $3.0 million of inventory reserves related to plant rationalization from the DPP acquisition recorded in cost of goods sold.

The following provides certain information regarding our business segments for fiscal 2015 and fiscal 2014:

	Fiscal years ended October 31,
	2015	2014	$	%
(in millions of U.S. dollars)	$	$	Change	Change
Revenues
Drug Product Services	1,144.2	1,088.6	55.6	5.1
Pharmaceutical Development Services	198.7	165.2	33.5	20.3
Drug Substance Services	395.3	188.9	206.4	109.3
Other	100.3	117.1	(16.8)	(14.3)
Inter-segment Revenue Eliminations	(64.3)	(76.3)	12.0	15.7
Total Revenues	1,774.2	1,483.5	290.7	19.6
Adjusted EBITDA
Drug Product Services	295.1	230.5	64.6	28.0
Pharmaceutical Development Services	68.5	51.2	17.3	33.8
Drug Substance Services	83.0	4.9	78.1	1,593.9
Other	(72.0)	(38.3)	(33.7)	(88.0)
Total Adjusted EBITDA	374.6	248.3	126.3	50.9
Drug Product Services
Total DPS revenues for fiscal 2015 increased $55.6 million, or 5.1%, to $1,144.2 million, from $1,088.6 million for fiscal 2014 as a result of $84.1 million in growth from the DPP acquisition, partially offset by weakness in our Puerto Rico and High Point, NC sites, and negative foreign exchange impacts across European sites. Product portfolio rationalization of our fish oil business contributed to the weakness at our High Point, N.C. site. Additionally, remediation activities in our Ferentino, Italy plant as a result of the FDA inspection had a negative impact on revenues of $11.6 million. On a constant currency basis, DPS revenues would have increased $116.2 million, or 10.7%. DPS revenues include inter-company revenue primarily with BLS of $64.3 million in fiscal 2015 compared to $76.3 million in fiscal 2014. The decrease in inter-company revenues was due to the BLS spinoff on July 31, 2015.
Total DPS Adjusted EBITDA for fiscal 2015 increased $64.6 million, or 28.0%, to $295.1 million, from $230.5 million for fiscal 2014. This represents an Adjusted EBITDA margin of 25.8% for fiscal 2015 compared to 21.2% for fiscal 2014. On a constant currency basis, DPS Adjusted EBITDA would have increased $72.0 million, or 31.2%. Approximately $16.0 million of the increase in Adjusted EBITDA came from the DPP acquisition. Additional growth was the result of increased revenues, favorable product mix and Operational Excellence impacts. Consistent with management's definition of Adjusted EBITDA, total DPS Adjusted EBITDA for fiscal 2015 excludes repositioning costs of $9.8 million, acquisition and integration costs of $4.2 million, remediation costs of $2.6 million and consulting costs relating to our operational excellence initiatives of $2.2 million.
Pharmaceutical Development Services
Total PDS revenues for fiscal 2015 increased by $33.5 million, or 20.3%, to $198.7 million from $165.2 million for fiscal 2014. On a constant currency basis, PDS revenues increased by $38.6 million, or 23.4%. This growth was primarily due to higher development activities from new contracts across most sites, $19.7 million of growth relating to the introduction of PDS into our facility in Greenville, NC and $4.2 million of additional revenue from the Agere acquisition.
Total PDS Adjusted EBITDA for fiscal 2015 increased $17.3 million, or 33.8%, to $68.5 million from $51.2 million for fiscal 2014. This represents an Adjusted EBITDA margin of 34.5% for fiscal 2015 compared to 31.0% for fiscal 2014. On a constant currency basis, PDS Adjusted EBITDA increased by $14.4 million, or 28.1%. Top line growth along with continued focus on cost containment and improvements resulting from our Operational Excellence Program initiatives contributed to the year over year growth. Consistent with management's definition of Adjusted EBITDA, total PDS Adjusted EBITDA for fiscal 2015 excludes $0.1 million of acquisition and integration costs.
Drug Substance Services
Total DSS revenues for fiscal 2015 increased by $206.4 million, or 109.3%, to $395.3 million from $188.9 million for fiscal 2014 primarily as a result of the Gallus and Irix acquisitions, as well as the timing of the DPP acquisition, which added $71.1 million, $89.8 million and $45.5 million in growth, respectively. The acquisition impacts include $48.7 million in decreased revenues due to product portfolio rationalization. On a constant currency basis, DSS revenues increased by $242.6 million, or 128.4%.

Total DSS Adjusted EBITDA for fiscal 2015 increased $78.1 million, or 1,593.9%, to $83.0 million from $4.9 million for fiscal 2014. This represents an Adjusted EBITDA margin of 21.0% for fiscal 2015 compared to 2.6% for fiscal 2014. On a constant currency basis, DSS Adjusted EBITDA increased by $83.0 million, or 1,693.9%. This increase was primarily due to the DPP, Gallus and Irix acquisitions, which added $57.0 million, $19.5 million and $16.9 million in growth, respectively, including expected synergies and Operational Excellence program initiatives. Consistent with management's definition of Adjusted EBITDA, total DSS Adjusted EBITDA for fiscal 2015 excludes repositioning costs of $14.8 million, acquisition and integration costs of $8.7 million, inventory write-offs from the closure of the Venlo facility and the Gallus network realignment of $3.0 million, and consulting costs relating to our operational excellence initiatives of $0.6 million.
Other
Total Other revenues, which includes the BLS segment, for fiscal 2015 decreased by $16.8 million, or 14.3%, to $100.3 million, from $117.1 million for fiscal 2014 as a result of the July 31, 2015 spinoff of our BLS business, which has the financial results show nine months of activity in fiscal 2015 compared to twelve months of activity in fiscal 2014.
Total Other Adjusted EBITDA, which includes BLS and Corporate, for fiscal 2015 decreased by $33.7 million, or 88.0%, to a loss of $72.0 million from a loss of $38.3 million for fiscal 2014. The increased loss is primarily due to higher employee compensation, consulting and other related costs as a result of acquisition integration, as well as the timing of the BLS spinoff, which resulted in three months of corporate costs without offsetting BLS margins. Consistent with management's definition of Adjusted EBITDA, total Other Adjusted EBITDA for fiscal 2015 excludes $6.2 million of acquisition and integration costs, stock-based compensation expense of $4.1 million, Procaps litigation expenses of $12.7 million, consulting costs relating to operational excellence initiatives of $10.2 million and pre-IPO costs of $4.5 million, refinancing expenses of $3.7 million and repositioning expenses of $0.5 million.

Liquidity and Capital Resources
Overview
Cash and cash equivalents totaled $165.0 million at October 31, 2016 and $328.7 million at October 31, 2015. Our total debt was $2,119.0 million at October 31, 2016 and $2,668.3 million at October 31, 2015.
Our primary source of liquidity is cash flow from operations and available borrowings under our credit arrangements. Our principal uses of cash have been for operating expenditures, capital expenditures, repositioning expenditures, debt servicing requirements, integration costs associated with our acquisitions and employee benefit obligations. We expect cash flow from operations, cash on hand and available borrowing under our current revolver to be sufficient to fund our existing level of operating expenses, capital expenditures, interest expense and debt payments for at least the next 12 months. We funded the purchase prices for the acquisitions of Irix and Agere through the issuance of additional debt, equity and available cash.
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
Summary of Cash Flows
Cash Provided By Operating Activities
The following table summarizes the cash provided by operating activities for the periods indicated:

	Fiscal years ended October 31,
	2016	2015	2014
(in millions of U.S. dollars)	$	$	$
Cash provided by (used in) operating activities of continuing operations	60.8	141.8	(24.9)
Cash (used in) provided by operating activities of discontinued operations	(2.9)	43.2	49.9
Cash provided by operating activities	57.9	185.0	25.0
Cash provided by operating activities of continuing operations for fiscal 2016 decreased $81.0 million, to $60.8 million, from $141.8 million for fiscal 2015. The decrease in the current year was driven primarily by negative working capital performance partially offset by an increase in net deferred revenue.
Cash used in operating activities of discontinued operations for fiscal 2016 decreased $46.1 million, to a use of $2.9 million, from a source of $43.2 million for fiscal 2015 due to a reduction in operational activity on our discontinued operations as they were all sold in 2015.
Cash Used in Investing Activities
The following table summarizes the cash used in investing activities for the periods indicated:

	Fiscal years ended October 31,
	2016	2015	2014
(in millions of U.S. dollars)	$	$	$
Additions to capital assets	(205.8)	(146.9)	(81.5)
Proceeds from sale of capital assets	0.1	6.5	4.6
Equity investment in related party	—	(5.0)	—
Proceeds on sale of third party investment	—	21.4	—
Return of capital from equity investment	2.3	—	1.3
Acquisitions, net of cash acquired	—	(170.2)	(379.8)
Cash used in investing activities of continuing operations	(203.4)	(294.2)	(455.4)
Cash (used in) provided by investing activities of discontinued operations	(3.3)	205.9	(11.1)
Cash used in investing activities	(206.7)	(88.3)	(466.5)
Cash used for investing activities of continuing operations for fiscal 2016 decreased $90.8 million, to $203.4 million from $294.2 million for fiscal 2015. Cash used for investing activities of continuing operations for fiscal 2016 primarily relates to project related capital expenditures while cash used for investing activities of continuing operations for fiscal 2015 relates to acquisitions of Irix and Agere, as well as project related capital expenditures. Cash used for investing activities of continuing operations for fiscal 2014 primarily relates to cash paid for the DPP and Gallus acquisitions and capital expenditures.
Cash used for investing activities of discontinued operations for fiscal 2016 increased $209.2 million, to a use of $3.3 million from a source of $205.9 million for fiscal 2015. Cash used for investing activities of discontinued operations for fiscal 2016 relates to a $3.3 million working capital payment relating to the sale of DPx Fine Chemicals while cash provided by investing activities of discontinued operations for fiscal 2015 includes cash received from the sale of our Banner Mexico operations and our DPx Fine Chemicals business partially offset by capital expenditures for those businesses.
Cash Used in/Provided by Financing Activities
The following table summarizes the cash used in/provided by financing activities for the periods indicated:

	Fiscal years ended October 31,
	2016	2015	2014
(in millions of U.S. dollars)	$	$	$
Proceeds from long-term borrowings	40.8	804.2	2,092.0
Repayment of debt	(591.8)	(92.9)	(673.9)
Redemption of note payable issued as a distribution to member	(51.0)	—	—
Increase in deferred financing costs	—	(19.5)	(60.9)
Cash paid to acquire Patheon shares, net of amounts reinvested in Patheon Holdings	—	—	(889.2)
Capital contribution	1.2	—	—
Proceeds on issuance of ordinary shares, net	584.8	—	—
Excess tax benefit from share-based payment arrangements	—	7.8	—
Cash distribution to members from proceeds obtained from the issuance of the Senior PIK Toggle Notes	—	(538.0)	—
Cash distribution to members for spinoff of subsidiary	—	(12.4)	—
Cash (used in) provided by financing activities of continuing operations	(16.0)	149.2	468.0
Cash used in financing activities of discontinued operations	—	(1.0)	(0.1)
Cash (used in) provided by financing activities	(16.0)	148.2	467.9
Cash used in financing activities of continuing operations for fiscal 2016 was $16.0 million compared to cash provided by financing activities of $149.2 million for fiscal 2015. Cash used in financing activities for fiscal 2016 primarily relates to various repayments required by our debt agreements, the redemption of the Senior PIK Toggle Notes and the redemption of our note payable issued as a distribution before our IPO, partially offset by proceeds from the company's IPO. Cash provided by financing activities for fiscal 2015 related to borrowings used to fund a dividend to the parent company and to purchase Irix, offset by repayments of debt on our revolving line of credit. Cash provided by financing activities for fiscal 2014 related to the refinancing and equity recapitalization activities in connection with the DPP Acquisition and the Gallus Acquisition.
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
As of October 31, 2016, the Company held a $20.0 million balance on the Secured Revolving Facility. The facility has a rolling maturity date at the end of each calendar month and will automatically renew for another month unless the balance is paid.
Under the Secured Revolving Facility, we are required to maintain a First Lien Leverage Ratio below a certain amount for each of the Testing Periods as set forth in the Credit Agreement if we have borrowed 25% of the available credit on the Secured Revolving Facility, or $50.0 million. For purposes of the Credit Agreement, a Testing Period means a single period consisting of the most recent four consecutive fiscal quarters ending on the covenant determination date. As of October 31, 2016, we were not required to calculate the First Lien Leverage Ratio as we have not borrowed 25% or $50.0 million under the Secured Revolving Facility. The following table discloses the maximum First Lien Leverage Ratios permitted under the Credit Agreement:

Testing Period Ending	Maximum Ratio
April 30, 2014 through October 31, 2014	6.75 to 1.00
November 1, 2014 through October 31, 2015	6.50 to 1.00
November 1, 2015 through October 31, 2016	6.25 to 1.00
November 1, 2016 through October 31, 2017	6.00 to 1.00
November 1, 2017 and thereafter	5.75 to 1.00
"First Lien Leverage Ratio" is generally defined in the Credit Agreement as the ratio of (i) the sum of the aggregate principal amount of our and our restricted subsidiaries' indebtedness for borrowed money, principal amount of capital lease obligations and debt obligations evidenced by bonds, promissory notes, debentures or debt securities that is secured by a first priority lien on the collateral minus unrestricted cash and cash equivalents held by us and our restricted subsidiaries in each case set forth in the Credit Agreement to (ii) Consolidated EBITDA. Consolidated EBITDA is generally defined in the Credit Agreement as income (loss) from continuing operations before repositioning expenses, interest expense, foreign exchange losses reclassified from other comprehensive income (loss), refinancing expenses, acquisition-related costs, gains and losses on sale of capital assets, income taxes, asset impairment charges, depreciation and amortization, stock-based compensation expense, consulting costs related to our operational initiatives, purchase accounting adjustments, other income and expenses, non-cash charges, expenses related to the DPP Acquisition, pro forma cost savings from operational excellence initiatives and plant consolidations, pro forma synergies from the DPP Acquisition, and proceeds from business interruption insurance, among other adjustments. Consolidated EBITDA is not equivalent to Adjusted EBITDA, which, as discussed in Note 14, is our measure of segment performance.

We are required to make the following mandatory prepayments in respect of the Secured Term Loans: (i) 50% of Excess Cash Flow (as defined in the Credit Agreement) when we maintain a First Lien Leverage Ratio of greater than 4.00 to 1.00, with step downs to (a) 25% when we maintain a First Lien Leverage Ratio of less than or equal to 4.00 to 1.00 but greater than 3.50 to 1.00 and (b) 0% when we maintain a First Lien Leverage Ratio of less than or equal to 3.50 to 1.00; (ii) 100% of the net cash proceeds of certain asset sales (including insurance and condemnation proceeds), subject to thresholds, reinvestment rights and certain other exceptions; and (iii) 100% of the net cash proceeds of issuances of debt obligations, subject to certain exceptions and thresholds. "Excess Cash Flow" is generally defined as Consolidated EBITDA (as defined in the Credit Agreement) plus, (i) decreases in working capital, (ii) extraordinary or nonrecurring income or gains and (iii) certain other adjustments, minus, (a) increases in working capital, (b) cash interest, (c) cash taxes, (d) cash capital expenditures (e) scheduled debt amortization and (f) certain other adjustments. No Excess Cash Flow payment was required for fiscal 2016. We may voluntarily repay borrowings under the Credit Facility at any time.
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
As of October 31, 2016, we were in compliance with the covenants in the Credit Facility.
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
Our Consolidated EBITDA for fiscal 2016 based on the definition in our Credit Agreement is calculated as follows:

Twelve months ended
October 31, 2016
(in millions of U.S. dollars)	$
Consolidated EBITDA per Credit Agreement	420.2
Less:
Pro forma cost savings	(24.8)
Other	(0.8)
Adjusted EBITDA	394.6
(Deduct) add:
Depreciation and amortization	(113.0)
Repositioning expenses	(9.2)
Acquisition and integration costs	(16.6)
Interest expense, net	(160.4)
Benefit from income taxes	24.0
Refinancing expenses	(21.6)
Operational initiatives related consulting costs	(4.2)
IPO costs	(2.0)
Acquisition-related litigation expenses	(4.0)
Stock-based compensation expense	(21.6)
Remediation costs	(32.8)
Other	1.6
Income from continuing operations	34.8
Add (deduct):
Depreciation and amortization	113.0
Stock-based compensation	21.6
Net change in non-cash working capital	(175.9)
Net change in deferred revenues	92.7
Non-cash interest	25.3
Gain on sale of investments	—
Other, primarily changes in long-term assets and liabilities and deferred taxes	(50.7)
Cash flows from operating activities of continuing operations	60.8
Cash flows from operating activities of discontinued operations	(2.9)
Cash flows from operating activities	57.9

Cash flows from investing activities	(206.7)
Cash flows from financing activities	(16.0)
Pro forma cost savings represents the estimated annual financial impact of the actions related to our OE Program initiatives, headcount reductions, plant consolidation savings, and other synergies related to the DPP, Gallus, Irix and Agere acquisitions, as if such activities were completed as of November 1, 2015.
As of October 31, 2016, the Company held a $20.0 million balance on the Secured Revolving Facility. The facility has a rolling maturity date at the end of each calendar month and will automatically renew each month until the balance is paid.
The calculation of the first lien leverage ratio, if required, would include total debt secured by a first priority lien as of October 31, 2016 of $1,669.9 million. Net debt is then calculated to be $1,504.9 million (total debt secured by a first priority lien less total cash as of October 31, 2016 of $165.0 million). As a result our first lien leverage ratio as of October 31, 2016 would be 3.58.
2015 Senior PIK Toggle Notes

In May 2015, we issued $550.0 million in aggregate principal amount of 8.75% / 9.50% Senior PIK Toggle Notes due May 1, 2020 (the ‘‘Senior PIK Toggle Notes’’) in a private placement, pursuant to which it entered into an indenture (the "Indenture") with a commercial bank acting as trustee.
In August 2016, we redeemed all of our outstanding Senior PIK Toggle Notes using proceeds from our IPO and additional cash on hand. The Senior PIK Toggle Notes included a repayment provision that allowed us to redeem the notes during 2016 at a redemption price of 102%. As a result, we paid a $11.0 million early redemption fee in addition to the principal balance. The total redemption payment for the Senior PIK Toggle Notes was $573.3 million, which also included $12.3 in accrued interest.
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
As of October 31, 2016, we were in compliance with the covenants in the Indenture.
Note Payable to DSM Newco B.V.
In June 2016, we issued a $51.0 million promissory note as a distribution to one of our members, DSM Newco B.V., in order to provide funds for the Partnership to redeem and cancel the preferred interest in the Partnership held by DSM. The promissory note is callable at any time. The promissory note bears interest at a rate of 10.75% per annum.
In August 2016, we redeemed the full balance of the note payable using proceeds from our IPO and additional cash on hand.

Financing Ratios
Total interest-bearing debt at October 31, 2016 was $2,119.0 million, $547.3 million lower than at October 31, 2015. At October 31, 2016, our consolidated ratio of interest-bearing debt to shareholders' deficit was 608.2%, compared to 308.5% at October 31, 2015.
Effects of Inflation
We do not believe that inflation has had a significant impact on our revenues or results of operations since inception. We expect our operating expenses will change in the future in line with periodic inflationary changes in price levels. Because we intend to retain and continue to use our property and equipment, we believe that the incremental inflation related to the replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation, which could increase our level of expenses and the rate at which we use our resources. While our management generally believes that we will be able to offset the effect of price-level changes by adjusting our service prices and implementing operating efficiencies, any material unfavorable changes in price levels could have a material adverse effect on our financial condition, results of operations and cash flows.
Off-Balance Sheet Arrangements
We do not have any relationships with entities often referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Tabular Disclosure of Contractual Obligations
Contractual repayments of long-term debt, commitments under operating leases, commitments under capital leases and purchase obligations as of October 31, 2016 were as follows:

	Long-term debt obligation as of October 31, 2016
(in millions of U.S. dollars)	Total	Year 1	2-3 Years	4-5 Years	After 5 Years
	$	$	$	$	$
Long-term debt (including capital leases)	2,128.9	39.6	38.5	1,600.8	450.0
Interest on long-term debt (1)	477.3	105.9	209.4	162.0	—
Operating leases	25.9	6.4	10.1	7.2	2.2
Purchase obligations (2)	46.7	44.0	2.7	—	—
Total contractual obligations (3)	2,606.2	145.5	247.9	1,762.8	450.0
(1) Represents interest payments under our Credit Facility, Notes, capital leases and other long-term debt based on the applicable interest rates in effect on October 31, 2016. See Note 7 to our consolidated financial statements for further information.
(2) Purchase obligations relate to capital commitments to complete authorized capital projects. See Note 6 to our consolidated financial statements for further information.
(3) Not included in the table are other long-term liabilities, which include unfunded termination indemnities in the amount of $3.7 million, employee future benefits in the amount of $84.4 million and other long-term liabilities in the amount of $49.5 million. These other long-term liabilities either have no fixed payment dates or are not settled in cash. See Note 8 and Note 9 to our consolidated financial statements.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.
Critical Accounting Estimates
The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based upon management's historical experience and are believed by management to be reasonable under the circumstances. Such estimates and assumptions are evaluated on an ongoing basis and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from these estimates.
Our critical accounting estimates are those we believe are both most important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often because we must make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. We believe the following estimates are the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.
Goodwill
As a result of the Banner, DPP, Gallus, Irix and Agere Acquisitions, we recorded goodwill representing the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. We test goodwill for impairment at least annually in the fiscal fourth quarter, or when indications of potential impairment exist. We monitor for the existence of potential impairment indicators throughout the fiscal year. Testing is performed with respect to each of our reporting units that have been allocated goodwill.
Intangible Assets
As a result of the Banner, DPP, Gallus, Irix and Agere Acquisitions, we recorded various intangible assets, including technology, in process research and development, customer relationships, favorable agreements, regulatory permits, non-compete, and trade names. We will test for definite lived intangible assets whenever events or changes in circumstances indicate that the carrying amount will not be recoverable. If such indicators are present, we assesses the recoverability of the intangible assets by determining whether the carrying value of such assets can be recovered through undiscounted future cash flows. If the sum of the undiscounted cash flows is less than the carrying amount, the excess of the carrying amount over the estimated fair value, based on the discounted cash flows, is recorded as a charge to earnings.
For indefinite-lived intangible assets other than goodwill, we compare the fair value of the intangible asset with the asset's carrying amount. If the fair value is less than the carrying amount, we will recognize an impairment. This impairment test for indefinite-lived intangible assets other than goodwill is conducted annually, concurrently with the goodwill test.
Impairment of Long-lived Depreciable Assets
We test for impairment annually and whenever events or circumstances make it more likely than not that the fair value of our long-lived depreciable assets has fallen below its carrying amount. If such indicators are present, we assess the recoverability of the assets or group of assets by determining whether the carrying value of such assets can be recovered through undiscounted future cash flows. In addition, the useful life over which cash flows will occur, their amount and the asset's residual value, if any, are considered in the impairment calculation. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We derive the required undiscounted cash flow estimates from our historical experience and internal business plans. To determine fair value, we use quoted market prices when available, or our internal cash flow estimates discounted at an appropriate interest rate and independent appraisals, as appropriate. If the sum of undiscounted future cash flows is less than the carrying amount, the excess of the carrying amount over the estimated fair value, based on discounted future cash flows, is recorded as impairment expense.
Allowance for Doubtful Accounts
We monitor past due accounts on an ongoing basis and establish appropriate reserves, if required, to cover probable losses. We determine an appropriate allowance by considering a number of factors, including the length of time accounts receivable are past due, historical loss history, the specific customer’s ability to pay its obligation, and the condition of the general economy and the customer’s industry.
Inventories
Inventories consisting of raw materials, packaging components, spare parts, work-in-process, and finished goods are valued at the lower of cost and net realizable value. These adjustments are customer specific estimates of net realizable value that we may ultimately realize upon the disposition of the inventories. We perform an assessment of excess, obsolete and problem products on an on-going basis.
We procure inventory based on specific customer orders and forecasts. Customers have limited rights of modification (for example, cancellations) with respect to these orders. Customer modifications to orders affecting inventory previously procured by us and purchases of inventory beyond customer needs may result in excess and obsolete inventory for the related customers. Although we may be able to use some excess components and raw materials for other products manufactured, a portion of the cost of this excess inventory may not be returned to the vendors or recovered from customers. Write-offs or write-downs of inventory could relate to:

•	declines in the market value of inventory;

•	changes in customer demand for inventory, such as cancellation of orders; and

•
our purchases of inventory beyond customer needs that result in excess quantities on hand that we may not be able to return to the vendor, use to fulfill orders from other customers or charge back to the customer.

Adjustments above are recorded as an increase to cost of goods sold.
Payments received from customers for excess and obsolete inventories that have not been shipped to customers or otherwise disposed of are netted against inventory reserves.
Our practice is to dispose of excess and obsolete inventory as soon as practicable after such inventory has been identified as having no value to us.
Employee Future Benefits
As of October 31, 2016, we provided defined benefit pension plans to certain employees in our Canada, United Kingdom., Austria, Germany and France operations and post-employment health and dental coverage to certain of our Canadian employees.
The determination of the obligation and expense for defined benefit pensions and other post-employment benefits is dependent on certain assumptions used by actuaries in calculating such amounts. The assumptions used in determining the projected benefit obligation as of October 31, 2016 and 2015 and the net periodic benefit cost for the years ended October 31, 2016, 2015, and 2014 were as follows:

	Defined Benefit Plans		Other Benefit Plans
	2016	2015	2016	2015
Discount rate	2.4%	3.5%	3.5%	4.4%
Rate of future compensation increases	3.1%	3.2%	—%	—%

	Defined Benefit Plans			Other Benefit Plans
	2016	2015	2014	2016	2015	2014
Discount rate	1.9%	2.6%	4.0%	4.4%	4.2%	4.6%
Expected long-term return on plan assets	5.0%	5.5%	5.1%	—%	—%	—%
Rate of future compensation increases	2.9%	3.0%	2.8%	—%	—%	—%
An approximate 8% annual rate of increase in the per capita cost of covered health care and dental benefits was assumed for fiscal 2016 through fiscal 2020. Thereafter, it is assumed that the annual rate will decrease to 5% and remain at that level. The following table outlines the effects of a one-percentage-point increase and decrease in the assumed health care and dental benefit trend rates.

(in millions of USD)	Benefit Obligation	Benefit Expense
	$	$
Impact of:
1% increase	1.1	—
1% decrease	(0.9)	—
Stock-Based Compensation
Management Equity Incentive Plan (MEIP)
Prior to the IPO, we were a wholly-owned indirect subsidiary of the Partnership. The Partnership adopted the Management Equity Incentive Plan, or the MEIP, with an effective date of March 11, 2014. The purpose of the MEIP is to provide eligible participants with an opportunity to receive grants of profits interests of the Partnership designated as management units. The award of management units pursuant to this MEIP is intended to compensate employees of the Partnership and its subsidiaries. The participants in the MEIP, as a group, are eligible to participate in the gain on the investment earned by JLL and DSM with respect to Patheon once certain specified distribution thresholds have been achieved. MEIP units are subject to certain forfeiture (vesting) provisions such that if a holder's employment with Patheon terminated prior to the satisfaction of the applicable provision, the unvested MEIP units would be forfeited and the vested MEIP units could be converted into Class A Units in the Partnership on a cashless basis or by making an additional cash contribution in order to receive additional Class A Units ("Partnership Shares").

The Monte Carlo simulation model was used under the option pricing method to value the Units.  This model incorporates various assumptions including equity value, volatility, time to liquidity, risk-free rates and expected dividends.
The fair value of the Units for purposes of determining compensation expense was estimated on the grant date using the following weighted average assumptions:

	2016	2015	2014
Expected time to liquidity (in years)	4.5	5.5	6
Estimated equity volatility	54%	49%	50%
Risk free rate	1.53%	1.68%	1.93%
Dividend rate	—%	—%	—%
We estimated the expected time to a liquidity event, as defined, for the Units. We estimated the volatility based upon the volatility observed for certain guideline companies and considering the Partnership's expected financial leverage. The interpolated yield on treasury notes with maturities closest to the expected time to the liquidity event, as defined, was used (adjusted for continuous compounding). We do not intend to pay dividends in the foreseeable future and, accordingly, we use a dividend rate of zero in the Monte Carlo simulation model.

The Restricted Share Units ("MEIP RSUs") are subject to the same time-based vesting criteria as the original MEIP awards as well as the achievement of performance criteria, which is measured by our stock price at the earlier to occur of (i) an Exit Event, as defined, or (ii) the 5-year anniversary of the IPO, at which time all or a percentage of RSUs would settle based upon the attainment of an share price target, with the remaining percentage of RSUs (if any) forfeited. We estimated the fair value of the MEIP RSUs using a Monte Carlo simulation model. The model incorporated the following assumptions:

Risk free interest rate	0.9%
Expected volatility	41.6%
Estimated years to exit event	3.0
Stock Options
At the time of the IPO, we granted stock options to certain members of management. We use the Black-Scholes option-pricing model to estimate the fair value of the options granted. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected dividends, the risk-free interest rate, the expected life of the award and the expected stock price volatility over the term of the award. The model incorporated the following assumptions:

Risk free interest rate	1.3%
Expected volatility	39.4%
Expected life of options (in years)	6.0
Dividend yield	—%
Income Taxes
The Company accounts for income taxes in accordance with ASC 740 - Income Taxes. The asset and liability method is used, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities. The Company measures deferred tax assets and liabilities using tax rates in the respective jurisdictions in which it operates. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that the Company will be able to realize some or all of the deferred tax assets. The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of potentially complex tax regulations. The Company utilizes the guidance in ASC 740 to determine the accounting for uncertain tax positions.
Deferred tax assets of $29.8 million and $0.6 million have been recorded at October 31, 2016 and 2015, respectively. These assets consist primarily of deferred revenue, accounting provisions related to items not currently deductible for tax purposes, unrealized foreign exchange losses on debt, the tax benefit of net operating loss carry-forwards, research and development investment tax credits and unclaimed research and development expenditures.

The deferred tax assets recorded at October 31, 2016 and 2015 are net of a valuation allowance of $226.2 million and $253.1 million, respectively.
Deferred tax liabilities of $67.1 million and $79.1 million have been recorded at October 31, 2016 and 2015, respectively. These liabilities are primarily a difference between book and tax basis in capital assets.
Our tax filings are subject to audit by taxation authorities. Although our management believes that it has adequately provided for income taxes based on the information available, the outcome of audits cannot be known with certainty and the potential impact on our consolidated financial statements is not determinable.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Risk
Our business is conducted in several currencies: Canadian dollars and U.S. dollars for our Canadian operations, U.S. dollars for our U.S. operations, Euros, U.S. dollars and British Sterling for our European operations and Australian Dollars for our Australian operations. We are subject to foreign currency transaction risk because a significant portion of our revenues and operating expenses from our operations in certain countries are denominated in different currencies. Our material foreign currency transaction risk arises from our Canadian operations. Our Canadian operations negotiate sales contracts for payment in both U.S. and Canadian dollars, and materials and equipment are purchased in both U.S. and Canadian dollars. The majority of the non-material costs (including payroll, facilities' costs and costs of locally sourced supplies and inventory) of our Canadian operations are denominated in Canadian dollars. In fiscal 2016, approximately 90% of the cash inflows and 15% of the cash outflows of our Canadian operations were transacted in U.S. dollars. As a result, if we do not effectively hedge such foreign currency exposure, our results of operations will be adversely affected by an increase in the value of the Canadian dollar relative to such foreign currency. In addition, we may experience hedging and transactional gains or losses because of volatility in the exchange rate between the Canadian dollar and the U.S. dollar. Based on the Company's current U.S. denominated net inflows, as of October 31, 2016, fluctuations of +/- 10% would, everything else being equal, have an effect on quarterly (loss) income before income taxes of approximately +/- $14.9 million, prior to hedging activities.
The objective of our foreign exchange risk management activities is to minimize transaction exposures and the resulting volatility of our earnings. We manage this risk by entering into foreign exchange contracts. As of October 31, 2016, we have entered into 38 foreign exchange forward contracts covering approximately 76% of our Canadian-U.S. dollar cash flow exposures for the next twelve months.
Our Canadian foreign exchange forward contracts mature at various dates through October 25, 2017 and have an aggregate net fair value of $97.2 million. As of October 31, 2016, an adverse exchange rate movement of 10% against our Canadian foreign exchange forward contracts would result in a pre-tax loss of approximately $9.7 million.
The amount of the Company's Euro denominated debt designated as a hedge against its net investment in its subsidiaries in Austria, The Netherlands, Germany, France and Italy, is €465.5 million as of October 31, 2016. This hedge was originally designated in March 2014 as part of the acquisition of manufacturing sites from DSM and is re-designated on a quarterly basis. As of October 31, 2016, the balance of the net investment hedge was $70.7 million and is included in accumulated other comprehensive income (loss) in shareholders' deficit. Unrealized exchange losses relating to any ineffective portion of the hedge, if applicable, are included in the consolidated statement of operations.
The following table summarizes the net investment hedge foreign exchange activity for the fiscal years ended October 31, 2016 and 2015 since net investment hedge inception:

	Fiscal years ended October 31,
	2016	2015
	$	$
Foreign exchange gain for the period from net investment hedge	1.1	42.1
Release of ineffective portion of net investment hedge to consolidated statement of operations	(0.3)	(1.3)
Net investment hedge gain from sale of Italian subsidiary reclassified to consolidated statement of operations	—	(3.9)
Net gain to other comprehensive income (loss) for the period related to net investment hedge	0.8	36.9
Interest Rate Risk
We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. As of October 31, 2016, we had variable rate debt of approximately $1,670.6 million, including borrowings on our Secured Revolving Facility. An impact of 100 basis points on the applicable interest rates would increase/decrease our interest expense by approximately $16.7 million.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Patheon N.V.

We have audited the accompanying consolidated balance sheets of Patheon N.V. as of October 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ and members’ deficit and cash flows for each of the three years in the period ended October 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patheon N.V. at October 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Raleigh, North Carolina
December 23, 2016

Patheon N.V.
CONSOLIDATED BALANCE SHEETS

	As of October 31,
	2016	2015
(in millions of U.S. dollars, except share data)	$	$
Assets
Current
Cash and cash equivalents	165.0	328.7
Accounts receivable, net	401.0	329.1
Inventories, net	395.2	369.6
Income taxes receivable	8.7	5.6
Prepaid expenses and other	21.5	15.7
Total current assets	991.4	1,048.7
Capital assets	983.6	877.0
Intangible assets	247.6	275.8
Deferred financing costs	50.3	73.5
Deferred tax assets	29.8	0.6
Goodwill	281.6	284.4
Investments	11.5	14.9
Other long-term assets	44.1	40.1
Total assets	2,639.9	2,615.0

Liabilities and shareholders' / members' deficit
Current
Short-term borrowings	—	0.4
Accounts payable and accrued liabilities	393.6	461.8
Income taxes payable	6.6	9.0
Deferred revenues - current	154.2	105.9
Current portion of long-term debt	19.5	21.2
Total current liabilities	573.9	598.3
Long-term debt	2,099.5	2,646.7
Deferred revenues	102.3	75.2
Deferred tax liabilities	67.1	79.1
Other long-term liabilities	145.5	79.9
Total liabilities	2,988.3	3,479.2
Commitments and contingencies
Shareholders' / members' deficit:
Ordinary shares (500,000,000 shares authorized, 145,074,042 shares issued and outstanding, as of October 31, 2016, par value of €0.01 per share)	1.6	—
Additional paid in capital	591.4	—
Membership interests	—	30.0
Accumulated deficit	(842.1)	(820.5)
Accumulated other comprehensive loss	(99.3)	(73.7)
Total shareholders' / members' deficit	(348.4)	(864.2)
Total liabilities and shareholders' / members' deficit	2,639.9	2,615.0
See accompanying notes

Patheon N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal years ended October 31,
	2016	2015	2014
(in millions of U.S. dollars, except share data)	$	$	$
Revenues	1,866.7	1,774.2	1,483.5
Cost of goods sold	1,321.1	1,215.7	1,096.1
Gross profit	545.6	558.5	387.4
Selling, general and administrative expenses	322.6	309.0	238.7
Research and development	2.1	14.8	13.7
Repositioning expenses	7.3	25.1	51.7
Acquisition and integration costs	16.6	19.3	60.3
Impairment charge	—	4.1	9.7
Other operating (income) loss	(0.7)	4.6	(0.1)
Operating income	197.7	181.6	13.4
Interest expense, net	160.4	141.8	90.5
Foreign exchange loss, net	5.7	17.8	8.6
Refinancing expenses	21.6	3.7	28.2
Gain on sale of third party investment	—	(16.2)	—
Other income, net	(0.8)	(0.7)	(1.1)
Income (loss) before income taxes	10.8	35.2	(112.8)
Current	17.3	10.3	19.5
Deferred	(41.3)	(10.0)	(15.2)
(Benefit from) provision for income taxes	(24.0)	0.3	4.3
Net income (loss) from continuing operations	34.8	34.9	(117.1)
Net (loss) income from discontinued operations	(3.1)	103.5	(2.1)
Net income (loss)	31.7	138.4	(119.2)

Basic earnings (loss) per ordinary share
From continuing operations	$0.28	$0.30	$(1.01)
From discontinued operations	$(0.03)	$0.90	$(0.02)

Diluted earnings (loss) per ordinary share
From continuing operations	$0.28	$0.30	$(1.01)
From discontinued operations	$(0.02)	$0.90	$(0.02)

Weighted average number of ordinary shares outstanding (in thousands)
Basic	123,924	115,610	115,610
Diluted	124,304	115,610	115,610
See accompanying notes

Patheon N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal years ended October 31,
	2016	2015	2014
(in millions of U.S. dollars)	$	$	$
Net income (loss)	31.7	138.4	(119.2)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(3.3)	(76.5)	(56.5)
Net gain related to net investment hedge	0.8	40.8	33.0
Net loss on intra-entity foreign currency transactions	(0.1)	(6.5)	(4.8)
Foreign currency loss recognized in net income from sale of subsidiaries	—	6.7	—
Change in value of investments designated as available for sale	—	—	0.1
Change in value of derivatives designated as foreign currency cash flow hedges	(5.5)	(14.6)	(9.2)
Losses from foreign currency hedges reclassified to consolidated statement of operations (1)	9.2	13.9	6.5
Net change in minimum pension liability (2)	(26.7)	1.3	(21.5)
Comprehensive income (loss)	6.1	103.5	(171.6)
1 Net of an income tax expense of $1.2 million for fiscal 2016. No income tax expense (benefit) is included for fiscal 2015 and 2014 as these amounts are from the Company's Canadian operations which were under a full valuation allowance in those years. Amounts, gross of tax, have been reclassified to foreign exchange loss, net on the consolidated statements of operations.
2 Net of an income tax benefit of $1.0 million, an income tax benefit of less than $0.1 million, and an income tax expense of $0.1 million, respectively, which is included as a component of provision for income taxes on the consolidated statements of operations. Amounts, gross of tax, have been reclassified to cost of goods sold and selling, general and administrative expenses in the consolidated statements of operations.
See accompanying notes

Patheon N.V.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' AND MEMBERS' DEFICIT

	Shares Issued	Restricted Voting Shares	Membership Interests	Contributed Surplus	Ordinary Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Members'/ Shareholders' Deficit
(in millions of U.S. dollars, except share data)		$	$	$	$	$	$	$	$
Balance at October 31, 2013		610.6	—	16.7	—	—	(516.3)	13.6	124.6
Patheon Inc. stock-based compensation		—	—	5.3	—	—	—	—	5.3
Patheon Inc. share repurchase, net of amounts reinvested in Patheon Holdings		(610.6)	—	(22.0)	—	—	(256.6)	—	(889.2)
Patheon Holdings membership interests issued		—	533.8	—	—	—	—	—	533.8
Management equity incentive plan stock-based compensation		—	4.7	—	—	—	—	—	4.7
Comprehensive income (loss):									—
Net loss		—	—	—	—	—	(119.2)	—	(119.2)
Foreign currency translation adjustments		—	—	—	—	—	—	(56.5)	(56.5)
Gain related to net investment hedge		—	—	—	—	—	—	33.0	33.0
Loss on intra-entity foreign currency transactions		—	—	—	—	—	—	(4.8)	(4.8)
Change in value of derivatives designated as foreign currency cash flow hedges		—	—	—	—	—	—	(9.2)	(9.2)
Change in value of investments designated as available for sale		—	—	—	—	—	—	0.1	0.1
Losses on foreign currency cash flow hedges reclassified to consolidated statements of operations		—	—	—	—	—	—	6.5	6.5
Net change in minimum pension liability		—	—	—	—	—	—	(21.5)	(21.5)
Total comprehensive loss		—	—	—	—	—	(119.2)	(52.4)	(171.6)
Balance at October 31, 2014		—	538.5	—	—	—	(892.1)	(38.8)	(392.4)
Stock-based compensation		—	13.9	—	—	—	—	—	13.9
Partnership units issued in connection with Irix and Agere acquisitions		—	7.8	—	—	—	—	—	7.8
Distributions to members		—	(538.0)	—	—	—	—	—	(538.0)
Tax benefit from share-based payment arrangements		—	7.8	—	—	—	—	—	7.8
Spinoff of subsidiary		—	—	—	—	—	(66.8)	—	(66.8)
Comprehensive income (loss):
Net income		—	—	—	—	—	138.4	—	138.4
Foreign currency translation adjustments		—	—	—	—	—	—	(76.5)	(76.5)
Gain related to net investment hedge, net		—	—	—	—	—	—	40.8	40.8
Loss on intra-entity foreign currency transactions		—	—	—	—	—	—	(6.5)	(6.5)
Foreign currency loss recognized in net income from sale of subsidiaries		—	—	—	—	—	—	6.7	6.7
Change in value of derivatives designated as foreign currency cash flow hedges		—	—	—	—	—	—	(14.6)	(14.6)
Losses on foreign currency cash flow hedges reclassified to consolidated statements of operations		—	—	—	—	—	—	13.9	13.9
Net change in minimum pension liability		—	—	—	—	—	—	1.3	1.3
Total comprehensive income (loss)		—	—	—	—	—	138.4	(34.9)	103.5
Balance at October 31, 2015		—	30.0	—	—	—	(820.5)	(73.7)	(864.2)
Stock-based compensation		—	3.7	—	—	17.9	—	—	21.6
Capital transactions		—	(33.7)	—	—	—	(53.3)	—	(87.0)
Capital contribution		—	—	—	1.2	—	—	—	1.2
Issuance of ordinary shares	145,074,042	—	—	—	0.4	573.5	—	—	573.9
Comprehensive income (loss):
Net income		—	—	—	—	—	31.7	—	31.7
Foreign currency translation adjustments		—	—	—	—	—	—	(3.3)	(3.3)
Gain related to net investment hedge, net		—	—	—	—	—	—	0.8	0.8
Loss on intra-entity foreign currency transactions, net		—	—	—	—	—	—	(0.1)	(0.1)
Change in value of derivatives designated as foreign currency cash flow hedges		—	—	—	—	—	—	(5.5)	(5.5)
Losses from foreign currency hedges reclassified to consolidated statement of operations		—	—	—	—	—	—	9.2	9.2
Net change in minimum pension liability		—	—	—	—	—	—	(26.7)	(26.7)
Total comprehensive income (loss)		—	—	—	—	—	31.7	(25.6)	6.1
Balance at October 31, 2016	145,074,042	—	—	—	1.6	591.4	(842.1)	(99.3)	(348.4)
See accompanying notes

Patheon N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal years ended October 31,
	2016	2015	2014
(in millions of U.S. dollars)	$	$	$
Operating activities
Net income (loss) from continuing operations	34.8	34.9	(117.1)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113.0	107.8	79.5
Increase in deferred revenues	356.5	262.7	82.8
Amortization of deferred revenues	(263.8)	(221.3)	(44.4)
Non-cash interest	25.3	16.6	24.8
Change in other long-term assets and liabilities	(13.3)	(19.3)	(9.9)
Deferred income taxes	(37.0)	(10.0)	(15.2)
Stock-based compensation	21.6	13.9	10.0
Impairment	—	4.1	9.7
Payment of original issue discount	—	—	(17.3)
Excess tax benefit from share-based payment arrangements	—	(7.8)	—
Gain on sale of third party investment	—	(16.2)	—
Return on capital from equity investment	1.3	—	—
Foreign exchange (gain) loss on debt	(0.3)	(1.6)	0.3
Other	(1.4)	4.6	(2.1)
Net change in non-cash working capital balances	(175.9)	(26.6)	(26.0)
Cash provided by (used in) operating activities of continuing operations	60.8	141.8	(24.9)
Cash (used in) provided by operating activities of discontinued operations	(2.9)	43.2	49.9
Cash provided by operating activities	57.9	185.0	25.0
Investing activities
Additions to capital assets	(205.8)	(146.9)	(81.5)
Proceeds from sale of capital assets	0.1	6.5	4.6
Equity investment in related party	—	(5.0)	—
Proceeds on sale of third party investment	—	21.4	—
Return of capital from equity investment	2.3	—	1.3
Acquisitions, net of cash acquired	—	(170.2)	(379.8)
Cash used in investing activities of continuing operations	(203.4)	(294.2)	(455.4)
Cash (used in) provided by investing activities of discontinued operations	(3.3)	205.9	(11.1)
Cash used in investing activities	(206.7)	(88.3)	(466.5)
Financing activities
Proceeds from long-term borrowings	40.8	804.2	2,092.0
Repayment of debt	(591.8)	(92.9)	(673.9)
Redemption of note payable issued as a distribution to member	(51.0)	—	—
Increase in deferred financing costs	—	(19.5)	(60.9)
Cash paid to acquire Patheon shares, net of amounts reinvested in Patheon Holdings	—	—	(889.2)
Capital contribution	1.2	—	—
Proceeds on issuance of ordinary shares, net	584.8	—	—
Excess tax benefit from share-based payment arrangements	—	7.8	—
Cash distribution to members from proceeds obtained from the issuance of the Senior PIK Toggle Notes	—	(538.0)	—
Cash distribution to members for spinoff of subsidiary	—	(12.4)	—
Cash (used in) provided by financing activities of continuing operations	(16.0)	149.2	468.0
Cash used in financing activities of discontinued operations	—	(1.0)	(0.1)
Cash (used in) provided by financing activities	(16.0)	148.2	467.9
Effect of exchange rate changes on cash and cash equivalents	1.1	(0.8)	(3.4)
Net change in cash and cash equivalents during the period	(163.7)	244.1	23.0
Cash and cash equivalents, beginning of period	328.7	84.6	61.6
Cash and cash equivalents, end of period	165.0	328.7	84.6
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	11.2
Cash and cash equivalents of continuing operations, end of period	165.0	328.7	73.4

Supplemental cash flow information
Interest paid (including payment of original issue discount in fiscal 2014)	168.1	109.9	81.5
Income taxes paid, net of income taxes received	14.5	17.6	19.7
See accompanying notes

Patheon N.V.
NOTES TO CONSOLIDATED FINACIAL STATEMENTS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

1.    THE COMPANY
Patheon N.V. was formed on December 24, 2013, as Patheon Coöperatief U.A., a Dutch cooperative with excluded liability for its members (coöperative met uitgesloten aansparkelijkheid) and a wholly owned indirect subsidiary of JLL/Delta Patheon Holdings, L.P. (the “Partnership”), which in turn is owned 51% by JLL Patheon Co-Investment Fund L.P. ("JLL") and 49% by Koninklijke DSM N.V. ("DSM"). On June 3, 2016, the Company was converted into a Dutch limited liability company (naamloze vennootschap) and changed its name to Patheon N.V. Unless the context otherwise indicates, references to "we," "us," "our," "Patheon" and the "Company" refer to Patheon N.V.
On July 26, 2016, we completed an initial public offering ("IPO") of 29,464,286 ordinary shares at a public offering price of $21.00 per share. In connection with the IPO, additional ordinary shares of the Company were distributed directly to JLL and DSM with respect to their interest in the Partnership, of which 4,761,905 ordinary shares were sold by DSM as part of the IPO. Ordinary shares owned by the public constitute approximately 24% of the outstanding ordinary shares. Through their ordinary shares, JLL, DSM and the Partnership own approximately 38%, 34% and 4% of the Company, respectively. The Partnership's ownership consists of shares held for the benefit of certain employees pursuant to a management incentive plan. See Note 10 for further discussion.
We are a contract development and manufacturing organization ("CDMO") that offers a comprehensive range of services for pharmaceutical and biopharmaceutical companies. The Company utilizes a network of facilities across North America, Europe, Asia and Australia to offer a simplified, end-to-end supply chain solution.
We operate three principal lines of business: Drug Product Services, Pharmaceutical Development Services and Drug Substance Services. Drug Product Services provides manufacturing and packaging for approved prescription, over-the-counter, and nutritional products. Pharmaceutical Development Services provides a wide spectrum of advanced formulation, production, and technical services from the early stages of a product's development to regulatory approval and beyond, as well as for new formulations of approved products for life cycle extension. Drug Substance Services provides complex small molecule API and flexible outsourced manufacturing solutions for large molecule biological API from early development through commercial scale production.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Use of estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect: the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the consolidated financial statements; and the reported amounts of revenue and expenses in the reporting period. Actual results could differ from those estimates.
Segment information
U.S. GAAP requires segmentation based on an entity’s internal organization and reporting of revenue and operating income based upon internal accounting methods commonly referred to as the “management approach.” Operating segments are defined as the components of an enterprise, with separate financial information available, that are evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer.
The Company’s four operating segments are: North America Drug Product Services, or North America DPS, Europe Drug Product Services, or Europe DPS, Pharmaceutical Development Services, or PDS, and Drug Substance Services, or DSS. The North America DPS and Europe DPS operating segments met the aggregation criteria to be presented as one reportable segment referred to as DPS. As a result, the Company has determined it has three reportable segments: DPS, PDS, and DSS.
The Company previously operated under three additional operating segments. The Biosolutions segment was sold on July 31, 2015 and the DPx Fine Chemicals, or DFC, segment was sold on August 31, 2015.
The Banner Life Sciences, or BLS, segment was spun-off during fiscal 2015, however, its results are included within continuing operations through the spinoff date of July 31, 2015 because the Company has continuing involvement with BLS pursuant to

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

certain service agreements between the parties. Before the spinoff date, the Other segment includes BLS operations. After the spinoff date, the Other segment represents Corporate activity only. See Note 4 for further discussion.
Cash and cash equivalents
Cash and cash equivalents include cash in interest-bearing accounts and term deposits with remaining maturities of less than three months at the date the term deposit was acquired.
Receivables and allowance for doubtful accounts
Trade receivables are primarily comprised of amounts owed to the Company through its operating activities and are presented net of an allowance for doubtful accounts. The Company monitors past due accounts on an ongoing basis and establishes appropriate reserves, if required, to cover probable losses. An appropriate allowance is determined by considering a number of factors, including the length of time accounts receivable are past due, historical loss history, the specific customer’s ability to pay its obligation, and the condition of the general economy and the customer’s industry.
Inventories
Inventories consisting of raw materials, packaging components, spare parts, work-in-process, and finished goods are valued at the lower of cost and net realizable value. Cost approximates average cost, and includes cost of purchased materials, costs of conversion, namely labor and overhead, and other costs, such as freight in, necessary to bringing the inventories to their present location and condition.
Capital assets
Capital assets are carried at cost less accumulated depreciation. The cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss in the statement of operations.
Depreciation is recorded on a straight-line basis. The Company uses the following ranges for estimated useful life:

Buildings	10 – 50 years
Building equipment	10 – 15 years
Machinery and equipment	5 – 15 years
Office equipment	3 – 10 years
Computer software	3 – 10 years
Furniture and fixtures	7 – 10 years
Repairs and maintenance costs are charged to operations as incurred.
Goodwill
The Company accounts for goodwill in accordance with ASC 350 - Intangibles - Goodwill and Other. The Company tests goodwill for impairment annually in the fiscal fourth quarter, with additional testing performed during earlier quarters, when necessary, if indications of potential impairment exist. The Company monitors for the existence of potential impairment indicators throughout the fiscal year. Testing is performed with respect to each of the Company's reporting units that have been allocated goodwill.
The Company assesses goodwill for possible impairment by comparing the carrying value of its reporting units to their fair values. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. In addition, the Company uses comparative market information and other factors to corroborate the discounted cash flow results.
Intangible assets
As a result of acquisition activity, the Company recorded various intangible assets, including developed technology, favorable agreements, non-compete agreements, customer relationships and trade names which are amortized on a straight-line basis over their respective estimated useful lives.
Impairment of capital assets and definite-lived intangible assets

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

The Company tests for impairment of capital assets and definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If such indicators are present, the Company assesses the recoverability of the asset by determining whether the carrying value of the asset can be recovered through undiscounted future cash flows. If the sum of the undiscounted cash flows is less than the carrying amount, the excess of the carrying amount over the estimated fair value, based on the discounted cash flows, is recorded as impairment.
Financial assets and liabilities
All financial instruments, including derivatives, are included in the consolidated balance sheets and are measured at fair value except for loans, receivables and other financial liabilities, which are measured at amortized cost. Held-for-trading financial instruments are recorded at cost as they are initiated and are subsequently measured at fair value and all revaluation gains and losses are included in net income (loss) in the period in which they arise. Available-for-sale financial instruments are recorded at cost as they are initiated and are subsequently measured at fair value and all unrealized revaluation gains and losses are included in other comprehensive income (loss) in the period in which they arise, unless any such losses are determined to be other-than-temporary. Realized gains and losses are included in net income (loss) in the period in which they arise. All financial instrument transactions are recorded on the settlement date. See Note 13 for further information.
The Company expenses all transaction costs as incurred, including fees paid to advisors and other related costs. Financing costs, including underwriting and arrangement fees paid to lenders, are deferred and carried as an asset on the consolidated balance sheets and amortized into interest expense over the terms of the related agreements.
Derivatives and hedge accounting
The Company enters into foreign exchange forward contracts to reduce its exposure to foreign currency denominated cash flows. In addition, the Company has designated certain Euro denominated debt as a hedge against its net investment in its subsidiaries in Austria, The Netherlands, Germany, France and Italy.
All derivative instruments are recorded in the consolidated balance sheets at fair value unless exempted from derivative treatment as a normal purchase and sale. All changes in their fair value are recorded in income (loss) unless the cash flow hedge accounting criteria are met, in which case the changes in the fair value associated with the effective portions of the hedge are recorded in other comprehensive income (loss). See Note 13 for further information.
Deferred revenues
Customer agreements may provide reimbursements to the Company for the costs of certain capital assets used in the manufacturing process of their products. These reimbursements are recorded as deferred revenues and are recognized as revenue over the remaining minimum term of the agreements, including potential extensions. In certain instances, the Company receives prepayment for future services and these amounts are deferred and amortized into revenue when the required services have been provided.
Revenue recognition
The Company recognizes revenue when services are completed in accordance with specific agreements with its customers and when all costs connected with providing these services have been incurred, the price is fixed or determinable and collectability is reasonably assured. Customer deposits on services in progress are included in accounts payable and accrued liabilities.
In the case of manufacturing services, revenue is recognized upon shipment, upon receipt of goods by the customer in line with the delivery terms outlined in the contract, or when products pass quality assurance testing, in all cases where the risk has been transferred, service obligations have been performed, and the Company is entitled to payment under the terms of the contract.
In the case of development related services, revenue is recognized on the achievement of specific substantive milestones in accordance with the respective development service contracts when performance has been completed.
In the case of certain active pharmaceutical ingredient services, revenue is recognized using the proportional performance method for services performed to date.
The Company accepts returns from its customers only for defective products. The impact of returns from customers is not significant to the business or the consolidated financial statements as a whole.
Employee benefit plans

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

The Company provides a number of benefit plans to its employees including: (a) defined benefit pension plans; (b) post-employment benefit plans; (c) defined contribution plans; and (d) unfunded termination indemnities.
The cost of defined benefit pension plans and other post-employment benefits, which include health care and dental benefits, relating to employees' current service is expensed annually. The cost is computed on an actuarial basis using the projected benefit method, pro-rated based on service and management's best estimates of various actuarial factors, including salary escalation, other cost escalation and retirement ages of employees.
The valuation of defined benefit pension plan assets is at current market value. An actuarial valuation is performed to calculate the expected return on plan assets. Past service costs resulting from plan amendments are deferred and amortized on a straight-line basis over the remaining service life of employees active at the time of amendment.
Actuarial gains and losses arise from the difference between the actual long-term rate of return on plan assets for a period and the expected long-term rate of return on plan assets for that period, or from changes in actuarial assumptions used to determine the accrued benefit obligation. The excess of the net accumulated actuarial gain or loss over 10% of the greater of the benefit obligations and the fair value of plan assets is amortized over the average remaining service period of active employees. The average remaining service period of the active employees covered by the pension plans and the other retirement benefit plans at the measurement date of October 31, 2016 is 19 years. As of October 31, 2015, the average remaining service period was 18 years. When the restructuring of a benefit plan gives rise to both a curtailment and a settlement of obligations, the curtailment is accounted for prior to the settlement.
The cost of defined contribution plans is expensed as funds are contributed by the Company.
Unfunded termination indemnities for the employees of the Company's subsidiaries in Italy are accrued based on Italian severance pay statutes. The liability recorded is the amount the employees would be entitled to if the employees' employment with the Company ceased as of the balance sheet date.
Income taxes
The Company accounts for income taxes in accordance with ASC 740 - Income Taxes. The asset and liability method is used, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities. The Company measures deferred tax assets and liabilities using tax rates in the respective jurisdictions in which it operates. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that the Company will be able to realize some or all of the deferred tax assets. The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of potentially complex tax regulations. The Company utilizes the guidance in ASC 740 to determine the accounting for uncertain tax positions.
Foreign exchange translation
Assets and liabilities of foreign operations are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rates prevailing during each period presented. Gains and losses resulting from foreign currency transactions are included in the results of operations. Translation gains and losses related to certain foreign currency denominated intercompany loans that are not expected to be settled in the foreseeable future are included as part of the net investment in certain foreign subsidiaries, and are included in accumulated other comprehensive income (loss) in stockholders' / members' deficit. Gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a component of accumulated other comprehensive (income) loss until either the sale or upon the complete or substantially complete liquidation by the Company of its investment in a foreign entity.
Stock-based compensation
The Company accounts for its stock-based compensation awards in accordance with ASC 718 - Compensation - Stock Compensation. ASC 718 requires companies to recognize compensation expense using a fair value based method for costs related to share-based payments including stock options and restricted stock units. The expense is measured based on the grant date fair value of the awards that are expected to vest, and the expense is recorded over the applicable requisite service period. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price based on peer companies and the risk-free interest rate. Forfeitures are recognized as they occur.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

Earnings (loss) per share
The Company reports net earnings (loss) per share in accordance with ASC 260 - Earnings per Share. Under ASC 260, basic earnings per share, which excludes dilution, is computed by dividing net earnings or loss available to common shareholders by the weighted average number of common average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution due to securities that could be exercised or converted into common shares, and is computed by dividing net earnings or loss available to common stockholders by the weighted average of common shares outstanding plus the dilutive potential common shares. Diluted earnings per share includes stock options and restricted stock units using the treasury stock method. During a loss period, the assumed exercise of stock options has an anti-dilutive effect and therefore, these instruments are excluded from the computation of diluted earnings per share in a loss period.
Recently adopted accounting pronouncements
In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The ASU states that disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component of an entity or group of components of an entity meets the criteria to be classified as held for sale, is disposed of by sale, or disposed of other than by sale. The guidance is effective for annual periods beginning on or after December 15, 2014, and is applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The Company adopted ASU No. 2014-08 on a prospective basis beginning on November 1, 2015, and such adoption did not have an impact on the Company's results of operations, financial condition and/or financial statement disclosures.
Recently issued accounting pronouncements
In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update provides specific guidance on a variety of cash flow classification issues. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendment is applied retrospectively for each period presented with earlier application permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.
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
In March 2016, the FASB issued Accounting Standards Update No. 2016-07, Investments (Topic 323): Equity Method and Joint Ventures. This update eliminated the requirement to retrospectively adopt the equity method of accounting. Instead, the update requires the equity method investor to add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified. This update also requires that an entity with an available-for-sale equity security that becomes qualified for equity method accounting to recognize the unrealized gain or loss in accumulated other comprehensive income through earnings at the date the investment becomes qualified for equity method accounting. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendment is applied prospectively with earlier application permitted. The impact on the consolidated financial statements from the adoption of this guidance is dependent on future transactions.
In March 2016, the FASB issued Accounting Standards Update No. 2016-05, Derivatives and Hedging (Topic 815). This update clarifies that a change in the counterparty of a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

be met. The amendment is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The impact on the consolidated financial statements from the adoption of this guidance is dependent on future hedging activity.
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
In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This update eliminated the requirement to an acquirer in a business combination to retrospectively adjust provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Instead, the update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. For public business entities, the amendment is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendment is applied prospectively with earlier application permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.
In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This deferred the effective date of ASU 2014-09, which issued a converged standard on revenue recognition from contracts with customers with U.S. GAAP and IFRS. ASU 2014-09 was issued in May 2014 and the core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. For public business entities, the deferred effective date of the original amendment (ASU 2014-09) is for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. For all other entities, the deferred effective date of the original amendment (ASU 2014-09) is for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. Additionally, the pronouncement allowed early application for annual reporting periods beginning after December 15, 2016, the original effective date. There are two methods for adopting the standard amendment. The first method is to retrospectively adjust each reporting period presented. The second method is to retrospectively adjust with the cumulative effect recognized at the date of initial application along with additional disclosures in reporting periods that include the date of initial application. The Company is evaluating the impact of this new pronouncement along with the method of adoption.
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330). An entity should measure inventory within the scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this ASU more closely align the measurement of inventory in GAAP with the measurement of inventory in International

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

Financial Reporting Standards (IFRS). The Board has amended some of the other guidance in Topic 330 to more clearly articulate the requirements for the measurement and disclosure of inventory. However, the Board does not intend for those clarifications to result in any changes in practice. Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update, there are no other substantive changes to the guidance on measurement of inventory. The ASU is effective to the Company for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides accounting guidance regarding fees paid as part of a cloud computing arrangement, which heretofore no such explicit guidelines existed. The guidance focuses on whether a cloud computing arrangement includes a software license element. If the agreement does include a software licensing element, that element should be accounted for in a manner consistent with the acquisition of other software licenses. This ASU is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt this amendment either: 1) prospectively to all arrangements entered into or materially modified after the effective date; or 2) retroactively. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.
In April 2015, the FASB issued ASU No. 2015-03 Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 provides accounting guidance regarding financial statement presentation of debt issuance costs related to a recognized debt liability. The guidance states that debt issuance costs related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with that of debt discounts. Given the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This ASU is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted, but only for financial statements which have not been previously issued. An entity should apply this guidance on a retrospective basis wherein the balance sheet of each individual period be adjusted to reflect the period-specific effect of the new guidance. Upon transition, an entity is required to comply with the appropriate disclosures associated with a change in accounting principle. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.
3.    BUSINESS COMBINATIONS
The acquisition activity referenced below has been accounted for using the acquisition method of accounting in accordance with ASC 805-10, Business Combinations, and the fair value concepts set forth in ASC 820-10, Fair Value Measurements and Disclosures. Under ASC 805-10, the total purchase price for each acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values as of the acquisition date. The allocation of the purchase price is based on estimates and assumptions that are subject to change within the measurement period. The excess of the purchase price over the fair values of the assets acquired and liabilities assumed was recorded as goodwill. Goodwill largely consists of geographic expansion of product sales, manufacturing and other synergies of the combined companies, as well as the value of the assembled workforce.
Irix Acquisition
Background
On March 31, 2015, the Company acquired Irix Pharmaceuticals (the "Irix Acquisition"), a Florence, South Carolina, USA, headquartered company specializing in producing difficult to manufacture active pharmaceutical ingredients ("API") for drugs ranging from early development to late development to commercial launch, for a purchase price of $161.3 million, of which $160.3 million was paid in cash and the remaining $1.0 million was paid in the form of equity issued in the Partnership. The Irix Acquisition provides the Company with a North American presence for comprehensive API development and manufacturing to address customers' most challenging needs for drugs in all development phases. The Irix Acquisition is included in the DSS segment.
Purchase Price Allocation
The final purchase price allocation for the Irix Acquisition is as follows:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

$
Cash and cash equivalents	6.6
Accounts receivable	16.8
Inventories	8.9
Income taxes receivable	0.1
Prepaid expenses and other	0.2
Deferred tax assets	2.9
Capital assets	17.8
Intangible assets	67.8
Goodwill	83.3
Other long-term assets	0.3
Accounts payable and accrued liabilities	(8.7)
Deferred revenue - short-term	(7.6)
Long-term debt	(0.2)
Deferred tax liabilities	(26.9)
Total purchase price	161.3
The Company does not expect any of the goodwill to be tax deductible.
Valuations of intangible assets acquired
The weighted-average life of the acquired intangible assets is approximately 14.2 years. The following table sets forth the components of the acquired intangible assets by type:

	Estimated Fair Value	Estimated Useful Life (in years)
	$
Trade names (1)	0.8	3.0
Trade secrets and patents (1)	1.3	14.0
Customer relationships (2)	65.7	14.3
Total	67.8
(1) Estimated using the relief from royalty method under the income approach. Significant inputs were level 3 in nature.
(2) Estimated using the multi-period excess earnings method under the income approach. Significant inputs were level 3 in nature.
Financial results of the acquired business - Irix
The revenues and income from continuing operations of Irix for the period from April 1, 2015 through October 31, 2015 included in the consolidated statement of operations are as follows:

April 1, 2015 to October 31, 2015
$
Revenues	45.5
Income from continuing operations	10.5

Agere Acquisition
Background
On March 20, 2015, the Company acquired Agere Pharmaceuticals (the "Agere Acquisition"), a Bend, Oregon, USA headquartered company specializing in improving a medication's bioavailability, or absorption rate, for a purchase price of $27.1 million, of which $20.3 million was paid in cash and the remaining $6.8 million was paid in the form of equity issued in the Partnership. The Agere Acquisition is included in the PDS segment.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

Purchase Price Allocation
The final purchase price allocation for the Agere Acquisition is as follows:

$
Cash and cash equivalents	1.7
Accounts receivable	1.3
Prepaid expenses and other	0.1
Capital assets	3.7
Intangible assets	2.1
Goodwill	20.7
Accounts payable and accrued liabilities	(0.1)
Long-term debt	(0.1)
Deferred tax liabilities	(2.3)
Total purchase price	27.1
The Company does not expect any of the goodwill to be tax deductible.
Valuations of intangible assets acquired
The weighted-average life of the acquired intangible assets is approximately 10.3 years. The following table sets forth the components of the acquired intangible assets by type:

	Estimated Fair Value	Estimated Useful Life (in years)
	$
Trade secrets and patents (1)	1.2	15.0
Customer relationships (2)	0.5	5.0
Non-compete agreements (3)	0.4	3.0
Total	2.1
(1) Estimated using the relief from royalty method under the income approach. Significant inputs were level 3 in nature.
(2) Estimated using the multi-period excess earnings method under the income approach. Significant inputs were level 3 in nature.
(3) Estimated using the with and without method under the income approach. Significant inputs were level 3 in nature.
Financial results of the acquired business - Agere
The revenues and loss from continuing operations of Agere for the period from March 21, 2015 through October 31, 2015 included in the consolidated statement of operations are as follows:

March 21, 2015 to October 31, 2015
$
Revenues	4.2
Loss from continuing operations	(1.8)
Gallus Acquisition
Background
On September 29, 2014, the Company acquired Gallus (the "Gallus Acquisition"), a leading contract manufacturing company specializing in biologics for a cash purchase price of $257.2 million. As a result of the Gallus Acquisition, the Company is better positioned to meet both small- and medium-scale biologic production needs. The business will also aim to support the needs of customers with biologics projects by providing flexibility, leading technology solutions, commercial operations and an expanded footprint. The Gallus Acquisition is included in the DSS segment.
Purchase price allocation

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

The final purchase price allocation for the Gallus Acquisition is as follows:

$
Cash and cash equivalents	0.9
Accounts receivable	17.7
Inventories	8.1
Prepaid expenses and other	2.0
Capital assets	72.5
Intangible assets	111.7
Goodwill	110.7
Other long-term assets	0.1
Accounts payable and accrued liabilities	(13.2)
Deferred revenue - short-term	(22.5)
Deferred tax liabilities - short-term	(0.1)
Long-term debt - current portion	(2.0)
Long-term debt	(1.9)
Deferred revenue - long term	(1.8)
Other long-term liabilities	(0.8)
Deferred tax liabilities	(24.2)
Total purchase price	257.2
The Company does not expect any of the goodwill to be tax deductible.
Valuations of intangible assets acquired
The weighted-average life of the acquired intangible assets is approximately 14.8 years. The following table sets forth the components of the acquired intangible assets by type:

	Estimated Fair Value	Estimated Useful Life (in years)
	$
Developed technology and know-how (1)	2.3	15.0
Customer relationships (2)	107.2	15.0
Non-compete agreements (3)	2.2	3.0
Total	111.7
(1) Estimated using the relief from royalty method under the income approach. Significant inputs were level 3 in nature.
(2) Estimated using the multi-period excess earnings method under the income approach. Significant inputs were level 3 in nature.
(3) Estimated using the with and without method under the income approach. Significant inputs were level 3 in nature.
Financial results of the acquired business - Gallus
The revenues and loss from continuing operations of Gallus from September 29, 2014 to October 31, 2014 included in the consolidated statement of operations are as follows:

September 29, 2014 to October 31, 2014
$
Revenues	5.5
Loss from continuing operations	(2.8)
DPP Acquisition
Background

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

On March 11, 2014, JLL contributed $500.0 million in cash for a 51.0% interest in Patheon and DSM contributed their existing pharmaceutical products business ("DPP") in exchange for a 49.0% interest in Patheon, a cash payment of $114.4 million, a preferred interest in the Partnership of $49.9 million (net of pension obligation purchase price adjustment of $25.1 million), and a potential earn-out on the Biologics business. DSM also received reimbursement for its transaction related expenses. Assets acquired in the acquisition and currently held by the Company are included in the DPS and DSS segments. The transaction included assets relating to the ESIM and Biosolutions businesses that the Company has since divested in fiscal 2015. See Note 4. Transaction related expenses incurred by Patheon were expensed as incurred and have been included within acquisition and integration costs in the consolidated statement of operations. Refer to the following table for a breakout of the consideration:

$
DSM contribution of DPP for a 49% interest in Patheon	480.4
Preferred interest in the Partnership	49.9
DSM cash payment	114.4
Patheon reimbursement to DSM	17.4
Earnout to DSM related to Biologics business	3.5
Total purchase price	665.6
Purchase price allocation
The final purchase price allocation for the DPP Acquisition is as follows:

$
Cash and cash equivalents	10.2
Accounts receivable	137.5
Inventories	311.3
Income taxes receivable	1.5
Prepaid expenses and other	1.7
Deferred tax assets - short-term	2.7
Capital assets	397.1
Intangible assets	101.6
Goodwill	37.1
Deferred tax assets - long-term	1.1
Investments	9.1
Other long-term assets	10.3
Accounts payable and accrued liabilities	(199.0)
Income tax payable	(0.9)
Deferred revenues - short-term	(34.2)
Current portion of long-term debt	(2.8)
Long-term debt	(9.2)
Deferred revenues - long term	(28.4)
Other long-term liabilities	(67.3)
Deferred tax liabilities - long-term	(13.8)
Total purchase price	665.6
The Company does not expect any of the goodwill to be tax deductible.
Valuations of intangible assets acquired
The weighted-average life of the acquired intangible assets is approximately 12.3 years. The following table sets forth the components of the acquired intangible assets by type:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

	Estimated Fair Value	Estimated Useful Life (in years)
	$
Favorable agreements (1)	1.5	0.5 - 9
Trade names (1)	0.7	8 - 9
Developed technology and know-how (1)	23.5	7 - 14
Customer relationships (2)	66.8	13 - 14
In-process research and development (2), (3)	8.8	Indefinite
Regulatory permits	0.3	Indefinite
Total	101.6
(1) Estimated using the relief from royalty method under the income approach. Significant inputs were level 3 in nature.
(2) Estimated using the multi-period excess earnings method under the income approach. Significant inputs were level 3 in nature.
(3) In process research and development is currently classified as indefinite-lived intangible assets and will either begin to be amortized upon product approval and commercialization or written-off if not approved.

Financial results of the acquired business - DPP

The revenues, loss from continuing operations, loss from discontinued operations and net loss of DPP from March 11, 2014 to October 31, 2014 included in the consolidated statement of operations are as follows:

March 11, 2014 to October 31, 2014
$
Revenues	362.6
Loss from continuing operations	(62.5)
Loss from discontinued operations	(0.4)
Net loss	(62.9)

Pro forma financial information - DPP and Gallus
The following table presents pro forma results of operations and gives effect to the DPP Acquisition and Gallus Acquisition as if the transactions had been consummated on November 1, 2013, the start of fiscal 2014. The Irix Acquisition and Agere Acquisition have been excluded from these results as the results of their operations individually and in the aggregate were not material to the results of operations for the periods presented. This unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of what the actual results of operations would have been had the DPP Acquisition and Gallus Acquisition taken place on November 1, 2013, nor is it indicative of the future consolidated results of operations of the combined companies. In addition, the discontinued operations outlined in Note 4 have been reclassified out of these amounts to show the impact on continuing operations.

Fiscal year ended October 31, 2014
$
Revenues	1,723.8
Loss from continuing operations	(276.9)
The unaudited pro forma financial information was prepared using the acquisition method of accounting and is based on the historical financial information of the Company, DPP and Gallus, reflecting the Company’s, DPP’s and Gallus’ combined results of operations for the fiscal years ending 2014. The historical financial information has been adjusted to give effect to the pro forma events that are (i) directly attributable to the DPP Acquisition and Gallus Acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results of the Company, DPP and Gallus. The unaudited pro forma consolidated results reflect primarily the following pro forma adjustments:

•	additional interest expense and amortization of deferred financing costs related to the long-term debt used to fund the acquisitions;

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

•	refinancing expense not capitalized as a part of deferred financing costs and/or original issue discount has been removed;

•	additional amortization expense related to the fair value of identifiable intangible assets acquired;

•	additional cost of goods sold resulting from increases/decreases in depreciation expense relating to the fair values of acquired property and equipment; and

•	removal of acquisition-related costs

4.    DISCONTINUED OPERATIONS AND OTHER STRATEGIC INITIATIVES
Discontinued Operations
Banner Pharmacaps
On May 12, 2015, the Company sold its Banner Pharmacaps entity in Mexico, previously included within the DPS and BLS segments, to the Perrigo Company plc for approximately $36.4 million in cash. The Banner Pharmacaps entity in Mexico produced over-the-counter and nutritional products for consumption in Mexico. The Company acquired the entity in fiscal 2012 and subsequent to this acquisition, the Company shifted its business strategy, focusing more on technological innovation and research and development. The Company recognized a gain on sale of $2.6 million, which included adjustments in the second quarter of 2016 primarily related to working capital adjustments.
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
The results of the above dispositions have been recorded as discontinued operations, the results of which for the fiscal years ended October 31, 2016, 2015, and 2014 are as follows:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

	Fiscal years ended October 31,
	2016	2015	2014
	$	$	$
Revenues	2.1	213.2	221.3
Cost of goods sold	1.9	165.0	185.1
Gross profit	0.2	48.2	36.2
Selling, general and administrative expenses	0.4	21.0	22.8
Research and development	—	0.5	1.4
Repositioning expenses	—	2.2	1.8
Acquisition and integration costs	—	0.1	0.1
Impairment charge	—	—	12.4
Loss (gain) on disposals, net	2.8	(88.3)	—
Operating (loss) income	(3.0)	112.7	(2.3)
Interest (income) expense, net	—	(0.6)	0.1
Foreign exchange income, net	(0.1)	—	(0.1)
Other income, net	—	(0.1)	—
(Loss) income before income taxes	(2.9)	113.4	(2.3)
Provision for (benefit from) income taxes	0.2	9.9	(0.2)
Net (loss) income	(3.1)	103.5	(2.1)
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
The Company has a management services agreement with BLS to provide various management services. Accordingly, the Company has continuing involvement with BLS and therefore the financial results do not qualify as discontinued operations under current U.S. GAAP. As a result, BLS financial information through July 31, 2015 has been recorded within continuing operations in the accompanying consolidated statement of operations. Refer to Note 17 for related party transaction information.
The carrying value of the assets and liabilities transferred to the Partnership are as follows:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

As of July 31, 2015
Assets	$
Cash and cash equivalents	12.4
Accounts receivable, net	26.1
Inventories	3.5
Prepaid expenses and other	0.2
Total current assets	42.2
Capital assets	2.5
Intangible assets	17.1
Goodwill	11.1
Total assets	72.9

Liabilities
Accounts payable and accrued liabilities	19.3
Deferred revenues - short-term	0.7
Total current liabilities	20.0
Deferred revenues	0.4
Deferred tax liabilities	6.0
Total liabilities	26.4

Net assets of subsidiary	46.5
Before the spinoff transaction, the Company had intercompany receivables from BLS, which were offset by intercompany payables within BLS. BLS intercompany payables are included within the $19.3 million of accounts payable and accrued liabilities transferred in the spinoff and as a result, $9.4 million of the Company's intercompany receivables from BLS became third-party receivables as of July 31, 2015, the date of the spinoff. See Note 17 for further information.
Other Strategic Initiatives
In February 2015, the Company closed its facility in Venlo, The Netherlands and transferred any remaining production to other Patheon facilities. Because the business in the Venlo facility was transferred within the existing site network, its results of operations are included in continuing operations in the consolidated financial statements. See Note 15 for further information.
Additionally, a $3.2 million impairment charge was recognized in the third quarter of 2015 relating to the value of the land at the facility location. The land was subsequently sold for €3.5 million in September 2015.
The Company completed the consolidation of its Caguas, Puerto Rico operations into its Manati, Puerto Rico operations during the first quarter of fiscal 2014 and vacated the Caguas facility as of January 31, 2014. Total project repositioning expenses were $14.9 million, of which an additional $1.1 million was recorded within repositioning expenses in the accompanying consolidated statement of operations for the twelve months ended October 31, 2014. Because the business in the Caguas facility transferred within the existing site network, its results of operations are included in continuing operations in the consolidated financial statements.
5.    SUPPLEMENTAL BALANCE SHEET INFORMATION
Inventories
Inventories consisted of the following:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

	October 31, 2016	October 31, 2015
	$	$
Raw materials, packaging components and spare parts	192.1	160.2
Work-in-process	80.9	63.5
Finished goods	122.2	145.9
Balance, end of period	395.2	369.6
The following is a rollforward of the Company's inventory provisions for fiscal 2016 and 2015:

	October 31, 2016	October 31, 2015
	$	$
Balance, beginning of period	(45.7)	(30.3)
Additions	(21.0)	(20.1)
Write-offs	15.6	4.7
Balance, end of period	(51.1)	(45.7)
Accounts payable and accrued liabilities
The following is the breakdown of accounts payable and accrued liabilities:

	October 31, 2016	October 31, 2015
	$	$
Trade payables	279.3	289.2
Interest payable	14.0	36.2
Accrued salaries and related expenses	81.8	89.5
Customer deposits	4.3	7.3
Repositioning	5.4	22.9
Other accruals	8.8	16.7
Balance, end of period	393.6	461.8
Intangible assets
The following table summarizes gross carrying amounts, accumulated amortization, and accumulated impairments related to the Company's identifiable intangible assets as of October 31, 2016:

Definite-lived intangible assets	Gross carrying value	Accumulated amortization	Net carrying value	Weighted Average Useful Life (in Years)
	$	$	$
Favorable agreements	1.0	(1.0)	—	—
Trade names	1.6	(0.7)	0.9	5.6
Developed technology	54.1	(16.8)	37.3	10.8
Trade secrets and patents	2.5	(0.3)	2.2	14.5
Customer relationships	248.8	(40.3)	208.5	14.2
Non-compete agreements	2.6	(1.7)	0.9	3.0
Subtotal	310.6	(60.8)	249.8
Foreign exchange			(3.5)
Balance, end of period			246.3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

Indefinite-lived intangible assets	Gross carrying value	Accumulated impairment	Net carrying value
	$	$	$
In-process research and development	2.2	(0.9)	1.3
Regulatory permits	0.2	—	0.2
Subtotal	2.4	(0.9)	1.5
Foreign exchange			(0.2)
Balance, end of period			1.3
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
In fiscal 2015, as a result of the annual impairment testing of indefinite-lived intangible assets, the Company incurred an impairment loss of $0.9 million as a result of a decision to not move forward with a project.
In fiscal 2014, as a result of the annual impairment testing of indefinite-lived intangible assets, the Company incurred impairment losses of $9.7 million due to changes in market factors and expected product commercialization timing.
Amortization expense for the fiscal years ended October 31, 2016, 2015 and 2014 was $24.6 million, $22.7 million and $11.5 million, respectively.
The definite-lived intangible asset amortization horizon is as follows:

$
2017	24.3
2018	22.7
2019	22.0
2020	22.0
2021	21.6
Thereafter	133.7
Total	246.3
Goodwill
The following table summarizes the changes in the carrying amount of goodwill during the years ended October 31, 2016 and October 31, 2015:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

Total
$
Balance at October 31, 2014 (1)	192.0
Spinoff of subsidiary	(11.1)
Measurement period adjustments (2)	1.2
Additions through acquisitions (3)	104.5
Foreign currency translation adjustments	(2.2)
Balance at October 31, 2015	284.4
Measurement period adjustment (4)	(2.9)
Foreign currency translation adjustments	0.1
Balance at October 31, 2016	281.6
(1) The opening cumulative goodwill balance is reflective of historical impairment charges of the full value of goodwill, which includes a $172.5 million impairment related to Puerto Rico operations, a $0.1 million impairment related to the Banner Canada operations, a $1.3 million impairment related to the Biosolutions business, and a disposition impact on the sale of Banner Mexico of $3.1 million.
(2) Represents goodwill measurement period adjustments on the DPP, Gallus, Irix and Agere Acquisitions.
(3) Represents goodwill from the Irix and Agere Acquisitions.
(4) Represents a measurement period adjustment on the Irix Acquisition in the second quarter of fiscal 2016.
Deferred revenues
The following table summarizes the deferred revenue activity for fiscal 2016, 2015 and 2014:

Total
$
Balance at October 31, 2013	35.1
Additions to deferred revenue	82.8
Amortization of deferred revenues	(44.4)
Additions from acquisitions	76.6
Foreign exchange	(3.9)
Other	(5.1)
Balance at October 31, 2014	141.1
Additions to deferred revenue	262.7
Amortization of deferred revenues	(221.3)
Spinoff impact	(1.1)
Additions from acquisitions (including measurement period adjustments)	8.6
Foreign exchange	(8.9)
Balance at October 31, 2015	181.1
Additions to deferred revenue	356.5
Amortization of deferred revenues	(263.8)
Foreign exchange	(8.2)
Other	(9.1)
Balance at October 31, 2016	256.5

6.     CAPITAL ASSETS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

	As of October 31,
	2016			2015
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
	$	$	$	$	$	$
Land	48.3	—	48.3	48.8	—	48.8
Buildings	492.8	147.9	344.9	436.3	110.7	325.6
Machinery and equipment	731.6	396.6	335.0	627.5	313.5	314.0
Office equipment (including software)	98.9	62.2	36.7	87.8	51.1	36.7
Furniture and fixtures	12.9	9.5	3.4	13.9	9.8	4.1
Construction in progress	215.3	—	215.3	147.8	—	147.8
Balance, end of period	1,599.8	616.2	983.6	1,362.1	485.1	877.0
The increase in capital assets was primarily a result of purchasing capital assets to support investment in future growth across the Company. The amount of open purchase commitments related to authorized capital projects at October 31, 2016 and 2015 was approximately $46.7 million and $59.8 million, respectively. The expenditures related to the fiscal 2016 open purchase commitments are expected to be incurred through fiscal 2018.
Assets under capital leases and included within capital assets for fiscal years 2016 and 2015 are as follows:

	As of October 31,
	2016	2015
	$	$
Cost of assets under capital leases included in capital assets	0.9	0.9
Accumulated depreciation relating to assets under capital leases	(0.1)	(0.6)
Net book value	0.8	0.3

Annual depreciation of assets under capital leases	—	0.3
Depreciation expense for the fiscal years ended October 31, 2016, 2015 and 2014 was $88.4 million, $85.1 million and $68.0 million, respectively.
7.    LONG-TERM DEBT
Long-term debt in the accompanying consolidated balance sheets at October 31, 2016 and October 31, 2015 consists of the following:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

	As of October 31, 2016	As of October 31, 2015
	$	$
USD Term Loan with a base rate plus 2.25% or LIBOR with a floor of 1% plus 3.25% rate (currently 4.25%), and maturity date of March 10, 2021 (the "Credit Agreement")	1,138.9	1,150.6
Euro Term Loan with a base rate plus 2.50% or LIBOR with a floor of 1% plus 3.50% rate (currently 4.50%), and maturity date of March 10, 2021 (the "Credit Agreement")	511.0	517.5
8.75% / 9.50% Senior PIK Toggle Notes due May 1, 2020 (the "Senior PIK Toggle Notes")	—	550.0
7.50% Senior Notes due February 1, 2022 (the "Notes")	450.0	450.0
Secured Revolving Facility balance at base rate plus 2.25% rate (currently 3.75%), and one month maturity terms on a rolling basis	20.0	—
Seller financing incurred by Gallus, non-interest bearing with a maturity date of May 13, 2016	—	2.0
Government of Austria research and development loans with annual interest rates ranging from 1.56% to 3.16% and maturities through March 2020	3.5	4.7
Italian subsidized loan with annual interest rate of 0.5%, and maturity date of June 30, 2020	4.1	4.3
Italian bank loan with Euribor 6-month + 7.1% rate, and maturity date of June 30, 2020	0.7	0.7
Capital lease obligations	0.7	0.1
Total long-term debt outstanding	2,128.9	2,679.9
Less:
Original issue discount, net of accumulated amortization of $6.2 million and $4.1 million, respectively	(9.9)	(12.0)
Current portion	(19.5)	(21.2)
Ending balance	2,099.5	2,646.7
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
On September 29, 2014, the Company entered into Amendment No. 1 to the Credit Agreement which added two incremental term loans to the Credit Facility; a USD denominated term loan in the amount of $160.0 million and a Euro denominated term loan in the amount of €70.0 million, or $88.7 million at the time of the amendment. The Company used the proceeds from Amendment No. 1 to fund a portion of the purchase price of the Gallus Acquisition. The other material terms of the incremental term loans are identical to those of the initial term loans.
On March 31, 2015 the Company entered into Amendment No. 2 to the Credit Agreement which added two incremental term loans to the Credit Facility; a Euro denominated term loan in the amount of €155.0 million, or $164.3 million at the time of the amendment, and a USD denominated term loan in the amount of $20.0 million. The Company used the proceeds from Amendment No. 2 to fund the purchase price of the Irix Acquisition. The other material terms of the incremental term loans are identical to those of the initial term loans.
As of October 31, 2016, the Company held a $20.0 million balance on the Secured Revolving Facility. The facility has a rolling maturity date at the end of each calendar month and will automatically renew each month until the balance is paid.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

Under the Secured Revolving Facility, the Company is required to maintain a First Lien Leverage Ratio below a certain amount for each of the Testing Periods as set forth in the Credit Agreement if the Company has borrowed 25% of the available credit on the Secured Revolving Facility, or $50.0 million. For purposes of the Credit Agreement, a Testing Period means a single period consisting of the most recent four consecutive fiscal quarters ending on the covenant determination date. As of October 31, 2016, the Company was not required to calculate the First Lien Leverage Ratio as the Company has not borrowed 25% or $50.0 million under the Secured Revolving Facility. The following table discloses the maximum First Lien Leverage Ratios permitted under the Credit Agreement:

Testing Period Ending	Maximum Ratio
April 30, 2014 through October 31, 2014	6.75 to 1.00
November 1, 2014 through October 31, 2015	6.50 to 1.00
November 1, 2015 through October 31, 2016	6.25 to 1.00
November 1, 2016 through October 31, 2017	6.00 to 1.00
November 1, 2017 and thereafter	5.75 to 1.00
"First Lien Leverage Ratio" is generally defined in the Credit Agreement as the ratio of (i) the sum of the aggregate principal amount of the Company's and its restricted subsidiaries' indebtedness for borrowed money, principal amount of capital lease obligations and debt obligations evidenced by bonds, promissory notes, debentures or debt securities that is secured by a first priority lien on the collateral minus unrestricted cash and cash equivalents held by the Company and its restricted subsidiaries in each case set forth in the Credit Agreement to (ii) Consolidated EBITDA. Consolidated EBITDA is generally defined in the Credit Agreement as income (loss) from continuing operations before repositioning expenses, interest expense, foreign exchange losses reclassified from other comprehensive income (loss), refinancing expenses, acquisition-related costs, gains and losses on sale of capital assets, income taxes, asset impairment charges, depreciation and amortization, stock-based compensation expense, consulting costs related to the Company's operational initiatives, purchase accounting adjustments, other income and expenses, non-cash charges, expenses related to the DPP Acquisition, pro forma cost savings from operational excellence initiatives and plant consolidations, pro forma synergies from the DPP Acquisition, and proceeds from business interruption insurance, among other adjustments. Consolidated EBITDA is not equivalent to Adjusted EBITDA, which, as discussed in Note 14, is the Company's measure of segment performance.
The Company is required to make the following mandatory prepayments in respect of the Secured Term Loans: (i) 50% of Excess Cash Flow (as defined in the Credit Agreement) when the Company maintains a First Lien Leverage Ratio of greater than 4.00 to 1.00, with step downs to (a) 25% when the Company maintains a First Lien Leverage Ratio of less than or equal to 4.00 to 1.00 but greater than 3.50 to 1.00 and (b) 0% when the Company maintains a First Lien Leverage Ratio of less than or equal to 3.50 to 1.00; (ii) 100% of the net cash proceeds of certain asset sales (including insurance and condemnation proceeds), subject to thresholds, reinvestment rights and certain other exceptions; and (iii) 100% of the net cash proceeds of issuances of debt obligations, subject to certain exceptions and thresholds. "Excess Cash Flow" is generally defined as Consolidated EBITDA (as defined in the Credit Agreement) plus, (i) decreases in working capital, (ii) extraordinary or nonrecurring income or gains and (iii) certain other adjustments, minus, (a) increases in working capital, (b) cash interest, (c) cash taxes, (d) cash capital expenditures (e) scheduled debt amortization and (f) certain other adjustments. No Excess Cash Flow payment was required for fiscal 2016. The Company may voluntarily repay borrowings under the Credit Facility at any time.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

As of October 31, 2016, the Company was in compliance with the covenants in the Credit Facility.
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
2015 Senior PIK Toggle Notes
In May 2015, the Company issued $550.0 million in aggregate principal amount of 8.75% / 9.50% Senior PIK Toggle Notes due May 1, 2020 (the ‘‘Senior PIK Toggle Notes’’) in a private placement, pursuant to which it entered into an indenture with a commercial bank acting as trustee.
In August 2016, the Company redeemed all of its outstanding Senior PIK Toggle Notes using proceeds from the Company's IPO and additional cash on hand. The Senior PIK Toggle Notes included a repayment provision that allowed the Company to redeem the notes within 2016 at a redemption price of 102%. As a result, the Company paid a $11.0 million early redemption fee in addition to the principal balance. The total redemption payment for the Senior PIK Toggle Notes was $573.3 million, which also included $12.3 in accrued interest.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

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
As of October 31, 2016, the Company was in compliance with the covenants in the Indenture.
Note Payable to DSM Newco B.V.
In June 2016, the Company issued a $51.0 million promissory note as a distribution to one of its members, DSM Newco B.V., in order to provide funds for the Partnership to redeem and cancel the preferred interest in the Partnership held by DSM. The promissory note is callable at any time. The promissory note had an interest rate of 10.75% per annum.
In August 2016, the Company redeemed the full balance of the note payable using proceeds from the Company's IPO and additional cash on hand.
Other Financing Arrangements
During the third quarter of fiscal 2013, the Company received assistance from the Italian government in the form of two loans. One loan is a subsidized loan for approximately €6.0 million, of which the Company received €5.4 million during the third quarter of fiscal 2013 and the remaining €0.6 million in the second quarter of fiscal 2016. The subsidized loan has an annual interest rate of 0.5%, a maturity date of June 30, 2020 and amortizes in fixed semi-annual installments. The second loan is a bank loan of approximately €0.7 million, of which the Company received €0.6 million during the third quarter of fiscal 2013 and the remaining €0.1 million in the second quarter of fiscal 2016. The bank loan bears interest at a 6-month Euribor rate plus 7.1%, has a maturity date of June 30, 2020 and amortizes in six variable semi-annual installments beginning in December 2017.
The Company receives research and development loans from the Austrian government. The loans hold various interest rates and have maturity dates through March 31, 2020. The aggregate current balance of these loans as of October 31, 2016 is $3.5 million.
In connection with the Gallus Acquisition in September 2014, the Company assumed $4.0 million in seller financing previously incurred by Gallus. The debt was non-interest bearing and matured in the third quarter of fiscal 2016.
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
The Company has possessory and equitable title to the property, and at any time can purchase legal title for a nominal fee. In addition, as the holder of the bonds, the Company can waive any default on the lease payments. As the Company retains all benefits of ownership and can take title at any time, at which point the bonds it holds would be redeemed to settle its

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

obligations under the lease agreement, the Company has concluded the land and personal property continue to be assets and are recorded on the consolidated balance sheets.
Refinancing Expenses
During fiscal 2016, the Company incurred $21.6 million of refinancing expenses as a result of redeeming all of the outstanding Senior PIK Toggle Notes on August 3, 2016. The expenses comprised of an $11.0 million early redemption fee and the write off of $10.6 million in deferred financing costs relating to the issuance of the Senior PIK Toggle Notes.
During fiscal 2015, the Company incurred $3.7 millionof refinancing expenses as a result of the term loan amendment. These expenses included a $0.8 million write-off of the original issue discount on the previous term loan and a $2.5 million write-off of deferred financing costs on the previous term loans, as well as other related costs. In addition, new creditor and third party fees of $6.9 million were capitalized in long-term assets and an original issue discount of $0.1 million related to the new term loans was capitalized and recorded as a reduction to the carrying value of the related debt. Both the capitalized fees and the original issue discount are being amortized to interest expense.
During fiscal 2014, the Company incurred $28.2 million of refinancing expenses comprised of the write-off of the original issue discount on the previous term loan of $7.0 million, payment of bridge financing fees of $7.5 million, $13.7 million related to the write-off of deferred financing costs on the previous term loans and revolving line, and other related charges. In addition, new creditor and third party fees of $60.9 million were capitalized in long-term assets and an original issue discount of $8.5 million related to the new term loans was capitalized and recorded as a reduction to the carrying value of the related debt. Both the capitalized fees and the original issue discount will be amortized to interest expense.
Estimated Minimum Annual Payments
Estimated minimum annual repayments of long-term debt and capital leases based on current exchange rates for the next five years are:

	Long-term Debt	Capital Leases
	$	$
2017	39.3	0.3
2018	19.3	0.3
2019	18.8	0.1
2020	18.3	—
2021	1,582.5	—
Thereafter	450.0	—
Total payments	2,128.2	0.7

8.     OTHER LONG-TERM LIABILITIES

	As of October 31,
	2016	2015
	$	$
Defined benefit pension plans	79.2	59.2
Other post-employment benefits	5.2	4.8
Unfunded termination indemnities	3.7	3.9
Uncertain tax positions	7.9	—
Other long-term liabilities	49.5	12.0
	145.5	79.9
The unfunded termination indemnities relate to the employees of the Company's Italian subsidiaries.
In accordance with Italian severance pay statutes, an employee benefit is accrued for service to date and is payable when the employee's employment with the Company ceases. The termination indemnity liability is calculated in accordance with local civil and labor laws based on each employee's length of service, employment category and remuneration. The Italian

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

termination liability is adjusted annually by a cost-of-living index provided by the government. Although there is no vesting period, the Italian government has established private accounts for these benefits and has required the Company to contribute $3.4 million and $3.3 million in fiscal 2016 and 2015, respectively, to these accounts, with additional contributions in the future. The liability recorded in the consolidated balance sheets is the amount to which the employees would be entitled if their employment with the Company ceased. The related expenses for fiscal 2016, 2015 and 2014 amounted to $3.3 million, $2.9 million and $2.4 million, respectively.
Other long-term liabilities at October 31, 2016 primarily includes the $33.8 million Biologics earnout liability, $4.8 million in an Austrian jubilee plan, $0.5 million of post-employment benefits, $1.4 million for a deferred compensation plan, $0.9 million of deferred rent liability and $4.8 million of long-term payables.
Other long-term liabilities at October 31, 2015 primarily includes $4.4 million in an Austrian jubilee plan, $0.6 million in long-term foreign currency cash flow hedge liability, $0.5 million of post-employment benefits, $1.7 million for a deferred compensation plan and $0.9 million of deferred rent liability.
9.    PENSION AND POST-RETIREMENT BENEFITS
Background
The Company has a number of defined benefit pension plans. In addition, it has other benefit plans that provide post-retirement healthcare and dental benefits. The Company measured the accrued benefit obligation and the fair value of plan assets for accounting purposes as of October 31, 2016 for the defined benefit pension and other benefit plans.
Information about the Company's defined benefit pension and other benefit plans, in aggregate, is as follows:

	2016		2015
	Defined Benefit Pension Plans	Other Benefit Plans	Defined Benefit Pension Plans	Other Benefit Plans
	$	$	$	$
Change in benefit obligation
Benefit obligation, beginning of the year	156.0	5.0	168.6	7.7
Current service cost	1.9	—	2.1	0.1
Interest cost	5.2	0.2	5.6	0.3
Benefits paid	(4.8)	(0.1)	(5.8)	(0.2)
Actuarial loss (gain)	33.3	0.4	(1.1)	(1.9)
Currency translation	(21.9)	(0.1)	(13.4)	(1.0)
Benefit obligation, end of the year	169.7	5.4	156.0	5.0

Change in plan assets
Market value of plan assets, beginning of year	97.4	—	103.7	—
Actual return on plan assets	7.3	—	1.6	—
Employer contributions	5.1	0.1	5.0	0.2
Benefits paid	(4.8)	(0.1)	(5.8)	(0.2)
Currency translation	(15.6)	—	(7.1)	—
Market value of plan assets, end of the year	89.4	—	97.4	—

Unfunded status of plans, end of the year	(80.3)	(5.4)	(58.6)	(5.0)
As of October 31, 2016 and 2015, the Company had an accrued benefit liability of $85.7 million and $65.6 million, respectively, for the defined benefit pension plans and the other benefit plans, of which $84.4 million and $64.0 million were included in other long-term liabilities, respectively, with the remainder included in accounts payable and accrued liabilities. As of October 31, 2016 and 2015, other long-term assets included an accrued benefit asset of $0.0 million and $2.0 million, respectively.
A total of $76.0 million and $48.7 million of combined net actuarial losses and unrecognized prior service costs are included in other comprehensive loss for fiscal 2016 and 2015, respectively, and have not yet been recognized as a component of net periodic pension costs.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

Pension plan assumptions
The following weighted-average assumptions were used to determine the projected benefit obligation of the Company's defined benefit and other post retirement plans at the end of the respective fiscal year:

	Defined Benefit Plans		Other Benefit Plans
	2016	2015	2016	2015
Discount rate	2.4%	3.5%	3.5%	4.4%
Rate of future compensation increases	3.1%	3.2%	—%	—%
The following weighted-average assumptions were used to determine the net periodic benefit cost of the Company's defined benefit and other post retirement plans during the respective fiscal year:

	Defined Benefit Plans			Other Benefit Plans
	2016	2015	2014	2016	2015	2014
Discount rate	1.9%	2.6%	4.0%	4.4%	4.2%	4.6%
Expected long-term return on plan assets	5.0%	5.5%	5.1%	—%	—%	—%
Rate of future compensation increases	2.9%	3.0%	2.8%	—%	—%	—%
The 2.4% weighted-average discount rate used to determine the projected benefit obligation of the Company's plans at the end of fiscal 2016 was derived by reference to appropriate benchmark yields on high quality corporate bonds, with terms which approximate the duration of the benefit payments and the relevant benchmark bond indices considering the individual plan's characteristics, to select a rate at which the Company believes the pension benefits could have been effectively settled.
The rate of future compensation increases is an assumption used by the Company's actuarial consultants for pension accounting and is determined based on the Company's current expectation for such increases.
The Company selects an expected long-term rate of return on its pension plan assets and, in doing so, considers a number of factors including, without limitation, recent and historical performance of plan assets, asset allocation and other third-party studies and surveys. The Company considered the pension plan portfolios' asset allocations over a variety of time periods and compared them with third-party studies and reviewed the performance of the capital markets in recent years and other factors and advice from various third parties, such as the pension plans' advisors, investment managers and actuaries. While the Company considered both the recent performance and the historical performance of pension plan assets, the Company's assumptions are based primarily on its estimates of long-term prospective rates of return. Using the aforementioned methodologies, the long-term rate of return on plan assets assumptions selected by the Company equaled a weighted average of 5.0% for fiscal 2016. Differences between actual and expected asset returns are recognized in the net periodic benefit cost over the remaining service period of the active participating employees.
An approximate 8% annual rate of increase in the per capita cost of covered health care and dental benefits was assumed for fiscal 2016 through fiscal 2020. Thereafter, it is assumed that the annual rate will decrease to 5% and remain at that level. The following table outlines the effects of a one-percentage-point increase and decrease in the assumed health care and dental benefit trend rates.

	Benefit Obligation	Benefit Expense
Impact of:	$	$
1% increase	1.1	—
1% decrease	(0.9)	—
The components of net periodic benefit cost from continuing operations for the defined benefit plans and other benefit plans for the respective fiscal years are as follows:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

	Fiscal years ended October 31,
	2016		2015		2014
	Defined Benefit Pension Plans	Other Benefit Plans	Defined Benefit Pension Plans	Other Benefit Plans	Defined Benefit Pension Plans	Other Benefit Plans
	$	$	$	$	$	$
Service cost	1.9	—	2.1	0.1	1.8	0.1
Interest cost	5.2	0.2	5.6	0.3	6.1	0.4
Expected return on plan assets	(4.9)	—	(5.6)	—	(6.3)	—
Curtailment gain	—	—	—	—	(1.6)	—
Settlement loss	—	—	1.0	—	1.2	—
Amortization of actuarial loss	1.5	—	1.6	—	0.9	—
Net periodic benefit costs	3.7	0.2	4.7	0.4	2.1	0.5
Based on current information available from actuarial estimates, the Company anticipates that contributions required under its defined benefit pension plans and other benefit plans for fiscal 2017 will be approximately $3.9 million compared to contributions of $5.2 million that were made in fiscal 2016. The decrease in the expected fiscal 2017 contributions compared to fiscal 2016 are primarily the result of decreased obligations on a pension plan for the Bourgoin, France facility due to a workforce reduction in fiscal 2016. Required contributions to defined benefit pension plans in future years may vary and will be dependent upon a number of variables, including the long-term rate of return on plan assets.
The Company also provides retirement benefits for the majority of its employees at its Canadian, United States, United Kingdom, Netherlands and Puerto Rican sites under defined contribution plans. The total expense for the plans amounted to $10.9 million, $13.7 million and $10.4 million for fiscal 2016, 2015 and 2014, respectively.
The Company terminated its Netherlands Pension Plan as of December 31, 2013 and replaced it with a defined contribution plan. All current and future employees in the Netherlands are eligible to participate in the defined contribution plan. The accrued benefits under the terminated pension plan were settled with non-participating annuity contracts. These events were accounted for as a curtailment and a settlement. The curtailment impact reduced the projected benefit obligation by $1.7 million. This resulting curtailment gain was applied first against the accumulated unrecognized net actuarial losses in other comprehensive (loss) income of $0.8 million and the remaining $0.9 million was recognized in the consolidated statement of operations. The settlement resulted in a loss of $1.2 million that was recorded in the consolidated statement of operations in fiscal 2014.
Total cash payments for employee future benefits were $16.1 million, $18.9 million and $17.2 million for fiscal 2016, 2015 and 2014, respectively, consisting of cash contributed by the Company to its defined benefit pension plans of $5.1 million, $5.0 million and $6.6 million, cash payments directly to beneficiaries for its other benefit plans of $0.1 million, $0.2 million and $0.2 million, and cash contributed to its defined contribution plans of $10.9 million, $13.7 million and $10.4 million, respectively.
Pension plan assets
The pension committee for the Company's defined benefit plans (the "Pension Committee") has adopted (and revises from time to time) an investment policy for the Canadian and United Kingdom defined benefit plans with the objective of meeting or exceeding, over time, the expected long-term rate of return on plan assets assumption, weighed against a reasonable risk level. In connection with this objective, the Pension Committee retains professional investment managers that invest plan assets in the following asset classes: equity and fixed income securities and cash and other investments, which may include hedge funds and private equity and global balanced strategies.
The Company's defined benefit plans currently have the following targets for these asset classes, which are intended to be flexible guidelines for allocating the plans' assets among various classes of assets, and are reviewed periodically and considered for readjustment when an asset class weighting is outside of its target (recognizing that these are flexible targets that may vary from time to time) with the objective of achieving the expected long-term rate of return on plan assets assumption, weighed against a reasonable risk level, as follows:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

	Defined Benefit Plans Canada	Defined Benefit Plans U.K.
Equity securities	55%	22%
Debt securities	43%	20%
Other	2%	58%
The fair value hierarchy must have the following levels: (a) quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1); (b) inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices) (Level 2); and (c) inputs for the asset or liability that are not based on observable market data (unobservable inputs) (Level 3).
The fair values of the defined benefit plans' assets at October 31, 2016, by asset categories were as follows:

	Total	Level 1	Level 2	Level 3
	$	$	$	$
Equity securities	35.4	—	35.4	—
Debt securities	21.7	—	21.7	—
Cash and other investments	32.3	0.4	31.9	—
	89.4	0.4	89.0	—
The fair values of the defined benefit plans' assets at October 31, 2015, by asset categories were as follows:

	Total	Level 1	Level 2	Level 3
	$	$	$	$
Equity securities	35.7	—	35.7	—
Debt securities	25.0	—	25.0	—
Cash and other investments	36.7	0.2	36.5	—
	97.4	0.2	97.2	—
Within the equity securities asset class, the investment policy adopted by the Pension Committee provides for investments in a broad range of publicly-traded securities ranging from domestic and international stocks and small to large capitalization stocks. Within the debt securities asset class, the investment policy provides for investments in a broad range of publicly-traded debt securities, including domestic and international treasury issues, and corporate debt securities. In the cash and other investments asset class, investments may be in cash and cash equivalents and other investments, which may include hedge funds and private equity not covered in the classes listed above, provided that such investments are approved by the Pension Committee prior to their selection.
The Pension Committee's investment policy does not allow the use of derivatives for speculative purposes, but such policy does allow its investment managers to use derivatives for the purpose of reducing risk exposures or to replicate exposures of a particular asset class.
Estimated future benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out of the Company's defined benefit plans and other post-retirement benefit plans:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

	Total Defined Benefit Plan Payments	Total Other Benefit Plan Payments
	$	$
2017	3.4	0.2
2018	3.6	0.2
2019	4.1	0.3
2020	4.7	0.3
2021	4.9	0.3
Thereafter	29.5	1.8
	50.2	3.1
The Company expects to incur approximately $2.9 million of amortization from actuarial losses as part of its pension costs in fiscal 2017.
10.    EQUITY
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
Additionally, on July 21, 2016, the Company consummated an initial public offering ("IPO") of 34,226,191 ordinary shares at a public offering price of $21.00 per share, including 4,464,286 ordinary shares sold pursuant to the option granted to the underwriters to purchase additional ordinary shares from the Company. The amount also includes 4,761,905 ordinary shares sold by DSM as part of the IPO, of which the Company did not receive any proceeds. The IPO was completed on July 26, 2016.
The Company received total net proceeds of approximately $584.8 million from the IPO, after deducting underwriting discounts and commissions, but before deducting estimated offering expenses. The shares offered and sold in the IPO were registered under the Securities Act pursuant to the Company's Registration Statement on Form S-1, which was declared effective by the SEC on July 18, 2016. The Company's ordinary shares began trading on the New York Stock Exchange under the symbol "PTHN" on July 21, 2016.
As of October 31, 2016, the Company has 145,074,042 ordinary shares outstanding with a par value of €0.01 per share. In accordance with the Company's articles of association, each ordinary share shall have one vote in our general meeting.
11.    EARNINGS (LOSS) PER SHARE
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
The details of the computation of basic and diluted earnings (loss) per ordinary share are as follows:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

	Fiscal years ended October 31,
	2016	2015	2014
Numerator (in millions):
Income (loss) from continuing operations	$34.8	$34.9	$(117.1)
(Loss) income from discontinued operations	$(3.1)	$103.5	$(2.1)

Denominator:
Weighted-average number of shares of ordinary shares - basic	123,924,335	115,609,756	115,609,756
Effect of dilutive securities:
Restricted stock units	361,342	—	—
Stock options	18,300	—	—
Weighted-average number of shares of ordinary shares - diluted	124,303,977	115,609,756	115,609,756

Earnings (loss) per ordinary share - basic:
From continuing operations	$0.28	$0.30	$(1.01)
From discontinued operations	$(0.03)	$0.90	$(0.02)

Earnings (loss) per ordinary share - diluted:
From continuing operations	$0.28	$0.30	$(1.01)
From discontinued operations	$(0.02)	$0.90	$(0.02)

12.    STOCK BASED COMPENSATION
A summary of equity based compensation expense recognized during fiscal 2016, 2015 and 2014 is as follows:

	As of October 31,
	2016	2015	2014
	$	$	$
Management Equity Incentive Plan (MEIP)	18.0	13.8	4.7
Restricted Stock Units	2.9	—	—
Stock Options	0.6	—	5.3
Other (1)	0.1	0.1	—
Stock Based Compensation Expense	21.6	13.9	10.0
(1) Relates to Class A units granted to an executive of Agere Pharmaceuticals as part of the Agere Acquisition
Management Equity Incentive Plan (MEIP)
Prior to the IPO, the Company was a wholly-owned indirect subsidiary of the Partnership. The Partnership adopted the Management Equity Incentive Plan, or the MEIP, with an effective date of March 11, 2014. The purpose of the MEIP is to provide eligible participants with an opportunity to receive grants of profit interests in the Partnership designated as management units. The award of management units pursuant to this MEIP is intended to compensate employees of the Partnership and its subsidiaries, including the Company. The participants in the MEIP, as a group, are eligible to participate in the gain on the investment earned by JLL and DSM with respect to Patheon once certain specified distribution or return thresholds have been achieved. MEIP units are subject to certain forfeiture (vesting) provisions such that if a holder's employment with Patheon terminated prior to the satisfaction of the applicable provision, the unvested MEIP units would be forfeited and the vested MEIP units could be converted into Class A Units in the Partnership on a cashless basis or by making an additional cash contribution in order to receive additional Class A Units ("Partnership Shares").
The aggregate number, class and tranche of management units that were issued under the MEIP was determined by the JLL/Delta Patheon GP Ltd., the general partner of the Partnership. The Partnership last issued MEIP units on December 9, 2015. As

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

a result of the IPO and the adoption of the Patheon N.V. 2016 Omnibus Incentive Plan (the “Omnibus Plan”) described below, the Partnership will no longer grant awards under the MEIP to our employees.
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
If any employee is terminated for any reason prior the achievement of the above vesting conditions, all unvested units in any class are forfeited.
A summary of the MEIP activity for fiscal 2016 is as follows:

	Class B	Class C	Class D	Class E	Total	Weighted Average Fair Value
Outstanding as of October 31, 2015	64,525	9,200	9,200	9,200	92,125	$684.36
Granted	840	120	120	120	1,200	$855.40
Forfeited	(5,450)	(850)	(850)	(850)	(8,000)	$678.46
Converted into Partnership Shares	(625)	—	—	—	(625)	$693.35
Outstanding as of October 31, 2016	59,290	8,470	8,470	8,470	84,700	$687.27
The Company uses a Monte Carlo simulation model under the option pricing method to value the Units. This model incorporates various assumptions including equity value, volatility, time to liquidity, risk-free rates and expected dividends.
The fair value of the Units for purposes of determining compensation expense was estimated on the grant date using the following weighted average assumptions:

	2016	2015	2014
Expected time to liquidity (in years)	4.5	5.5	6
Estimated equity volatility	54%	49%	50%
Risk free rate	1.53%	1.68%	1.93%
Dividend rate	—%	—%	—%
In connection with the IPO, ordinary shares of the Company were distributed directly to JLL and DSM with respect to their interest in the Partnership. The value of these shares, together with the value of cash and in-kind distributions made by the Partnership prior to the IPO, constituted an aggregate return on capital of approximately 2.9x of JLL's and DSM's invested capital.
In connection with the IPO, a total of 6,106,540 ordinary shares ("MEIP shares") were distributed to the Partnership to be held for the benefit of the MEIP participants until an Exit Event occurs or until MEIP participants are otherwise permitted to transfer such interests in accordance with the terms of the partnership agreement of the Partnership and respective MEIP unit award agreements, at which time MEIP participants will receive their allocable distribution of MEIP shares. These shares represent the value of the MEIP units, in the aggregate, as determined under the MEIP, as a result of the distribution of ordinary shares to the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

limited partners of the Partnership in connection with the IPO. MEIP shares were issued to the Partnership with respect to Class B, C and D units for the first three valuation tranches as the applicable distribution threshold was achieved. No MEIP shares were allocated to the Partnership with respect to the final two valuation tranches or the Class E units, as the distribution thresholds and the 3.0x capital return threshold, respectively, were not achieved as of the IPO.
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
The MEIP RSUs are subject to the same time-based vesting criteria as the original MEIP awards as well as the achievement of performance criteria, which is measured by the Company’s stock price at the earlier to occur of (i) an Exit Event, as defined above, or (ii) the 5-year anniversary of the IPO, at which time all or a percentage of RSUs would settle based upon the attainment of an share price target, with the remaining percentage of RSUs (if any) forfeited. The share price target is $48.47 per share, at which 100% of the RSUs would settle on the applicable vesting date with the share price at or above the target. No RSUs would settle on the settlement date with the share price at or below the IPO price of $21.00, with the settlement amount for a share price between $21.00 and $48.47 calculated on a pro rata basis. The estimated fair value of the MEIP RSUs are $8.41 per unit and was estimated using a Monte Carlo simulation model. The model incorporated the following assumptions:

Risk free interest rate	0.9%
Expected volatility	41.6%
Estimated years to exit event	3.0
The Company previously expensed the service-based Class B units using the graded vesting attribution method and is continuing to do so after the allocation of MEIP shares. In addition, the allocation of MEIP shares and MEIP RSUs in respect to the MEIP units resulted in an increase in fair value from the value attributed to the service-based Class B units at the time of the IPO, which the Company will expense on a straight line basis over the five year period following the IPO date, which represents the requisite service period of the MEIP RSUs. In total, the Company recorded $6.6 million and $13.8 million of compensation expense for fiscal 2016 and 2015, respectively, relating to these units. The total unrecognized compensation expense for the Service-based Class B units is $12.1 million, which is expected to be recognized through fiscal 2021.
For the Exit Event Class B units, the allocation of MEIP shares and MEIP RSUs resulted in an increased fair value which will serve as the basis for recognizing compensation expense for these units. The fair value of the MEIP RSUs will be expensed on a straight line basis over five years, starting with the IPO date. The Company recognized $0.2 million of compensation expense for fiscal 2016 relating to these units. The fair value of the MEIP shares issued in respect of the Exit Event Class B units will remain unrecognized until an Exit Event occurs. The total unrecognized compensation expense for the MEIP shares and MEIP RSUs issued in respect of the Exit Event Class B units is $32.5 million, of which $4.0 million is expected to be recognized through fiscal 2021 and the remaining amount expensed on the occurrence of an Exit Event.
In the third quarter of fiscal 2016, the Company recorded two one time compensation expenses in relation to the allocation of MEIP shares and MEIP RSUs in respect of the C, D and E units. A $9.0 million expense was recorded to account for the fair value of MEIP units that fully vested as a result of their respective return thresholds being met through the IPO. Additionally, a $1.5 million expense was recorded to account for the unvested MEIP units that were allocated MEIP RSUs, in which requisite service requirements had already been partially met at the time of the IPO.
In addition, the Company recognized $0.6 million of compensation expense for fiscal 2016 to account for the remaining fair value of the C, D and E MEIP units and the incremental fair value that resulted from the conversion to MEIP shares and MEIP RSUs. The compensation expense will be recorded on a straight line basis over five years. The total unrecognized compensation expense for the C, D, and E units is $10.9 million, which will be recognized through fiscal 2021.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

Patheon N.V. 2016 Omnibus Incentive Plan
In July 2016, the Company adopted the Patheon N.V. 2016 Omnibus Incentive Plan (the "Omnibus Plan") in order to align the long-term financial interests of selected participants with those of our shareholders, strengthen the commitment of such persons to the Company and our affiliates, and attract and retain competent and dedicated persons whose efforts will result in our long-term growth and profitability. The Omnibus Plan provides for the issuance of options, share appreciation rights, restricted shares, restricted shares units, share bonuses, other share-based awards and cash awards to selected officers, employers, non-employee directors and consultants. The maximum number of ordinary shares reserved and available for issuance under the 2016 Plan is 12,226,935 ("Omnibus Pool"). Stock options can be settled through cash or by issuing additional shares from the Omnibus Pool.
Restricted Share Units
At the time of the IPO, the Company granted a total of (i) 460,801 restricted share units to certain members of management and (ii) 59,525 restricted share units to non-employee directors (collectively, the "Standard RSUs"), excluding the MEIP RSUs outlined above. The Standard RSUs granted to management vest in equal installments over three years and the Standard RSUs granted to non-employee directors vested on November 1, 2016. The Standard RSUs are not subject to performance based criteria and have a fair value of $21.00, the stock price at the date of grant.
During fiscal 2016, $2.9 million of stock compensation expense was recognized in relation to the Standard RSUs. As of October 31, 2016, unrecognized stock compensation expense related to Standard RSUs was $6.6 million, which will be recognized through fiscal 2019.
A summary of Standard RSUs activity for fiscal 2016 is as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
		$
Outstanding as of October 31, 2015	—	—
Granted	520,325	21.00
Forfeited	(70,141)	(21.00)
Outstanding as of October 31, 2016	450,184	21.00
As of October 31, 2016, there were 450,184 Standard RSUs outstanding, of which none are exercisable.
Stock Options
At the time of the IPO, the Company granted 1,145,338 stock options to certain members of management. The stock options were granted with an exercise price of $21.00 per share, with 431,052 of the granted stock options ("Regular Options") vesting equally over three years. The remaining stock options ("EBITDA Options") were granted to a senior officer and vest based on performance based criteria, using Credit Agreement Adjusted EBITDA as the performance metric. Credit Agreement Adjusted EBITDA is defined as the Company's Adjusted EBITDA, as defined in Note 14, plus pro forma cost savings, synergies and pre-acquisition results.
The estimated fair value of all stock options granted is $8.29 per option and was estimated using a Black-Scholes valuation model, using the following assumptions.

Risk free interest rate	1.3%
Expected volatility	39.4%
Expected life of options (in years)	6.0
Dividend yield	—%
During fiscal 2016, $0.6 million of stock compensation expense was recognized in relation to stock options. No expense was recognized in relation to the EBITDA Options, as the performance based criteria is deemed not probable as of October 31, 2016. As of October 31, 2016, total unrecognized compensation expense related to unvested Regular Options was $2.0 million, which is expected to be recognized over the three year vesting period, and total unrecognized compensation expense for the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

unvested EBITDA Options was $6.0 million, which will be recognized over the requisite service period when the performance based criteria is deemed probable to occur.
A summary of stock option activity for fiscal 2016 is as follows:

	Stock Options	Weighted Average Fair Value
		$
Outstanding as of October 31, 2015	—	—
Granted	1,145,338	8.29
Forfeited	(123,754)	(8.29)
Outstanding as of October 31, 2016	1,021,584	8.29
As of October 31, 2016, there were 1,021,584 stock options outstanding, of which none were exercisable.
Incentive Stock Option Plan
Prior to March 11, 2014, the Company had an incentive stock option plan in which directors, officers and key employees of the Company and its subsidiaries, as well as other persons engaged to provide ongoing management or consulting services to Patheon, were eligible to participate. As of March 10, 2014, the total number of restricted voting shares issuable under the plan was 15,500,151 shares, of which there were stock options outstanding to purchase 10,996,225 shares under the plan. The stock option program was canceled on March 11, 2014. No stock options were granted in fiscal 2014.
For the purposes of calculating the stock-based compensation expense in connection with the Company's incentive stock option plan, the fair value of stock options was estimated at the date of the grant using the Black-Scholes option pricing model and the cost is amortized over the vesting period.
The Company recorded stock-based compensation expense related to the incentive stock option plan in fiscal 2014 of $5.3 million. A summary of the plan activity during the fiscal year ended October 31, 2014 is as follows:

	Number of shares	Weighted- average exercise price	Aggregate intrinsic value
		$	$
Outstanding, beginning of the year	11,017,225	2.46	28,871,065
Exercised	(6,677,225)	9.31	45,395,345
Forfeited/Canceled	(4,340,000)	9.31	30,350,212
Outstanding, end of the year	—	—	—
There was no unrecognized compensation cost at the end of fiscal 2014.
13.    FINANCIAL INSTRUMENTS, FAIR VALUE AND RISK MANAGEMENT
Categories of financial assets and liabilities
The carrying values of the Company's financial instruments, including those held for sale on the consolidated balance sheets are classified into the following categories:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

	As of October 31,
	2016	2015
	$	$
Held-for-trading (1)	166.4	330.4
Accounts receivable, net (2)	401.0	329.1
Other financial liabilities (3)	2,512.6	3,130.1
Derivatives designated as effective hedges (4)	2.7	7.6
Earnout liability (5)	33.8	—
Available-for-sale (6)	1.4	1.4
(1) Includes cash and cash equivalents in bank accounts bearing interest rates up to 1% as well as held for trading investments of $1.4 million and $1.7 million related to the Company's US deferred compensation plan as of October 31, 2016 and 2015, respectively, which is invested in mutual funds and common/collective trusts measured at net asset value.
(2) Includes accounts receivable, net of an allowance for doubtful accounts of $2.9 million and $3.9 million at October 31, 2016 and 2015, respectively.
(3) Includes short-term borrowings, accounts payable, accrued liabilities and long-term debt.
(4) Includes the Company's forward contracts in fiscal 2016 and fiscal 2015.
(5) Represents the fair value of the Biologics earnout agreement.
(6) Available-for-sale securities are in the form of bonds with the Austrian Government.
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
The fair value is principally applied to financial assets and liabilities such as derivative instruments consisting of foreign exchange forward contracts, available-for-sale securities relating to Austrian Government bonds, held-for-trading securities relating to the Company's U.S. deferred compensation plan, and a liability relating to an earnout payment on future Biologics operating results. The following table provides a summary of the financial assets and liabilities that are measured at fair value as of October 31, 2016 and October 31, 2015:

	Fair value measurement at October 31, 2016				Fair value measurement at October 31, 2015
Assets measured at fair value	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$	$	$	$
Available-for-sale securities	1.4	—	—	1.4	1.4	—	—	1.4
Held-for-trading securities	—	1.4	—	1.4	—	1.7	—	1.7
Total assets	1.4	1.4	—	2.8	1.4	1.7	—	3.1

	Fair value measurement at October 31, 2016				Fair value measurement at October 31, 2015
Liabilities measured at fair value	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$	$	$	$
Foreign exchange forward contracts	—	2.7	—	2.7	—	7.6	—	7.6
Earnout liability	—	—	33.8	33.8	—	—	—	—
Total liabilities	—	2.7	33.8	36.5	—	7.6	—	7.6
Level 1 - Based on quoted market prices in active markets.
Level 2 - Inputs, other than quoted prices in active markets, that are observable, either directly or indirectly.
Level 3 - Unobservable inputs that are not corroborated by market data.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

The following table presents the fair value of the Company's derivative financial instruments and their classifications on the consolidated balance sheets as of October 31, 2016 and October 31, 2015:

	Assets as of October 31, 2016		Assets as of October 31, 2015
	Balance sheet location	Fair value	Balance sheet location	Fair value
		$		$
Available-for-sale securities	Investments	1.4	Investments	1.4
Held-for-trade securities	Investments	1.4	Investments	1.7
Total		2.8		3.1

	Liabilities as of October 31, 2016		Liabilities as of October 31, 2015
	Balance sheet location	Fair value	Balance sheet location	Fair value
		$		$
Foreign exchange forward contracts	Accounts payable and accrued liabilities	2.7	Accounts payable and accrued liabilities	7.0
Foreign exchange forward contracts	Other long-term liabilities	—	Other long-term liabilities	0.6
Earnout liability	Other long-term liabilities	33.8	Other long-term liabilities	—
Total		36.5		7.6
The Company has the option to net settle its derivatives with the counter party under the terms of its contracts and as such any unrealized positions are recorded net. As of October 31, 2016, the Company had gross unrealized losses of $2.7 million and gross unrealized gains of less than $0.1 million under its derivative contracts. As of October 31, 2015, the Company had gross unrealized losses of $7.9 million and gross unrealized gains of $0.3 million under its derivative contracts.
The following is a summary of asset impairments that were recorded in fiscal 2016, 2015 and 2014:

Asset impairments	2016	2015	2014	Valuation Technique	Input levels	Reference
	$	$	$
In-process research and development	—	0.9	9.7	Income approach	Level 3	Note 5
Land	—	3.2	—	Market approach	Level 3	Note 6
Total	—	4.1	9.7
Long-term obligations
As of October 31, 2016, the fair values and carrying values of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	$	$	$	$	$
Long-term debt, including current portion	—	2,156.8	—	2,156.8	2,119.0
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
Foreign exchange forward contracts and other arrangements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

The Company utilizes financial instruments to manage the risk associated with fluctuations in foreign exchange and interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions.
As of October 31, 2016, the Company's Canadian operations had entered into foreign exchange forward contracts to sell a net aggregate amount of $97.2 million (USD). These contracts hedge the Canadian operations expected exposure to U.S. dollar denominated receivables and mature at the latest on October 25, 2017, at an average exchange rate of $1.3013 Canadian dollars per U.S. dollar. The mark-to-market value of these financial instruments as of October 31, 2016 was a net unrealized loss of $2.7 million, which has been recorded in accumulated other comprehensive income in shareholders' deficit, net of associated income tax.
As of October 31, 2015, the Company's Canadian operations had entered into foreign exchange forward contracts to sell a net aggregate amount of $146.7 million (USD). These contracts hedge the Canadian operations expected exposure to U.S. dollar denominated receivables and mature at the latest on January 4, 2017, at an average exchange rate of $1.2401 Canadian dollars per U.S. dollar. The mark-to-market value of these financial instruments as of October 31, 2015 was a net unrealized loss of $7.6 million, which has been recorded in accumulated other comprehensive income in shareholders' deficit, net of associated income tax.
As of October 31, 2016, the Company did not hold Euro related foreign exchange forward contracts.
As of October 31, 2015, the Company’s Austrian operations had entered into foreign exchange forward contracts to sell an aggregate amount of €1.4 million. These contracts hedge the Austrian operations expected exposure to U.S. dollar denominated raw material purchases and mature at the latest on March 24, 2016, at an average exchange rate of $1.0594 U.S. dollars per Euro. The mark-to-market value of these financial instruments as of October 31, 2015 was an unrealized loss of less than $0.1 million, which has been recorded in accumulated other comprehensive income in shareholders’ deficit, net of associated income tax.
On October 30, 2015, the Company entered into a spot buy to purchase $24.0 million (U.S. Dollars) for €21.8 million on November 2, 2015. The spot buy guaranteed the October 30, 2015 Euro to USD exchange rate for a November 2, 2015 interest payment due on the Senior PIK Toggle Notes. The settlement of the contract resulted in an unrealized gain of less than $0.1 million.
Biologics Earnout
The Company acquired a portion of its Biologics business from DSM through the DPP acquisition in March 2014. In connection with the DPP acquisition, DSM was entitled to receive certain additional future contingent payments based on the performance of the acquired biologics business (the "earnout"). Under the terms of the original contribution agreement, the earnout only related to the DSM biologics business acquired in March 2014 and the earnout liability was payable by the Partnership, the parent of the Company before the Company's IPO. The value of the earnout liability as of January 29, 2016 was $36.0 million.
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
The Company estimated the value of the earnout by valuing the three payout tranches. The first tranche of the $25.0 million minimum earnout payment, which is not contingent to Biologics Adjusted EBITDA performance, was estimated by discounting the $25.0 million using cost of debt of the Company. The values of the remaining two tranches, (i) an additional $25.0 million

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

earnout payment which will be realized gradually as Biologics Adjusted EBITDA reaches $98.0 million, and (ii) an additional $10.0 million earnout payment which will be achieved gradually as Biologics Adjusted EBITDA approaches $110.0 million, were estimated using an option pricing framework, where the Company used a modified Black-Scholes model.
The Company adjusted the earnout value to its estimated fair value as of October 31, 2016 to $33.8 million. The Company has recorded $2.7 million in expense for fiscal 2016 relating to marking the liability to its estimated fair value. The October 31, 2016 earnout valuation applies an asset volatility of 30% and an asset beta of 1.0. A 1% change in asset volatility would have an impact on the value of approximately +/- $0.2 million while a 0.1 change in beta would have an impact on the value of approximately +/- $0.5 million. Assumptions are level 3 in nature.
The earnout liability activity is summarized as follows for fiscal 2016:

Total
$
Balance at October 31, 2015	—
Liability assumed from parent	36.0
Total (gains) losses for the period:
Gain from revised earnout definition	(4.9)
Change in fair value	2.7
Balance at October 31, 2016	33.8
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
Financial risk management is the responsibility of the Company's corporate treasury. The corporate treasury department works with the Company's operational personnel to identify, evaluate and, where appropriate, hedge financial risks. The Company's corporate treasury department also monitors material risks and discusses them with the Audit Committee of the Board of Directors.
Foreign exchange risk
As of October 31, 2016, the Company operated in Canada, the United States, Italy, France, the United Kingdom, the Netherlands, Australia, Germany, Austria, and Japan. Foreign exchange risk arises because the value of the local currency receivable or payable for transactions denominated in foreign currencies may vary due to changes in exchange rates ("transaction exposures") and because the non-U.S. dollar denominated financial statements of the Company may vary on consolidation into the reporting currency of U.S. dollars ("translation exposures").
The Company's most significant transaction exposure is from its Canadian operations. Approximately 90% of the cash receipts and 15% of the cash outflows relating to Canadian operations are transacted in U.S. dollars. As a result, the Company may experience transaction exposures because of volatility in the exchange rate between the Canadian and U.S. dollar. Based on the Company's current U.S. denominated net inflows, as of October 31, 2016, fluctuations of +/- 10% would, everything else being equal, have an effect on quarterly (loss) income before income taxes of approximately +/- $14.9 million, prior to hedging activities.
The objective of the Company's foreign exchange risk management activities is to minimize transaction exposures and the resulting volatility of the Company's earnings. The Company manages this risk by entering into foreign exchange contracts. As of October 31, 2016, the Company has entered into foreign exchange contracts to cover approximately 76% of its Canadian-U.S. dollar cash flow exposures for the next twelve months.
The amount of the Company's Euro denominated debt designated as a hedge against its net investment in its subsidiaries in Austria, The Netherlands, Germany, France and Italy, is €465.5 million as of October 31, 2016 (further discussed in Note 7).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

This hedge was originally designated in March 2014 as a part of the Company's acquisition of manufacturing sites from DSM and is re-designated on a quarterly basis. As of October 31, 2016, the balance of the net investment hedge was $70.7 million and is included in accumulated other comprehensive income (loss) in members' deficit. Any unrealized exchange losses are included in the consolidated statement of operations due to ineffectiveness.
The following table summarizes the net investment hedge foreign exchange activity for the fiscal years ended October 31, 2016 and 2015:

	Fiscal years ended October 31,
	2016	2015
	$	$
Foreign exchange gain for the period from net investment hedge	1.1	42.1
Release of ineffective portion of net investment hedge to consolidated statement of operations	(0.3)	(1.3)
Net investment hedge gain from sale of Italian subsidiary reclassified to consolidated statement of operations	—	(3.9)
Net gain to other comprehensive income (loss) for the period related to net investment hedge	0.8	36.9
Translation gains and losses related to certain foreign currency denominated intercompany loans are included as part of the net investment in certain foreign subsidiaries, and are included in accumulated other comprehensive income (loss) in shareholders' deficit.
The following table summarizes the foreign currency activity on the intercompany loans that are included as part of the net investment in certain foreign subsidiaries for the fiscal years ended October 31, 2016 and 2015:

	Fiscal years ended October 31,
	2016	2015
	$	$
Foreign exchange gain (loss) for the period from long-term intercompany loan revaluation	0.5	(6.5)
Gains reclassified to consolidated statements of operations	(0.6)	—
Net loss to other comprehensive income (loss) for the period related to foreign exchange	(0.1)	(6.5)
Credit risk
Credit risk arises from cash and cash equivalents held with banks and financial institutions, derivative financial instruments (foreign exchange contracts with positive fair values), and credit exposure to customers, including outstanding accounts receivable. The maximum exposure to credit risk is equal to the carrying value of the financial assets.
The objective of managing counterparty credit risk is to prevent losses in financial assets. The Company regularly assesses the credit quality of the counterparties, taking into account their financial position, past experience and other factors. Management also regularly monitors the utilization of credit limits. In cases where the credit quality of a customer does not meet the Company's requirements, a cash deposit is received before any services are provided. As of October 31, 2016 and October 31, 2015, the Company held deposits of $4.3 million and $7.3 million, respectively.
Liquidity risk
Liquidity risk arises when financial obligations exceed financial assets available at a particular point in time. The Company's objective in managing liquidity risk is to maintain sufficient readily available reserves in order to meet its liquidity requirements at all times. The Company mitigates liquidity risk by maintaining cash and cash equivalents on-hand and through the availability of funding from credit facilities. As of October 31, 2016, the Company was holding cash and cash equivalents of $165.0 million and had undrawn lines of credit available to it of $182.4 million.
14.    SEGMENT INFORMATION
An operating segment is a component of the Company (a) that engages in business activities from which it may earn revenues and incur expenses, (b) whose operating results are regularly reviewed by the Company’s chief operating decision maker (our

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

Chief Executive Officer) to make decisions about resources to be allocated to the segment and to assess its performance, and (c) for which discrete financial information is available.
The Company’s four operating segments are: North America Drug Product Services, or North America DPS, Europe Drug Product Services, or Europe DPS, Pharmaceutical Development Services, or PDS, and Drug Substance Services, or DSS. The North America DPS and Europe DPS operating segments met the aggregation criteria to be presented as one reportable segment referred to as DPS. As a result, the Company has determined it has three reportable segments: DPS, PDS, and DSS.
The Company previously operated under three additional operating segments. The Biosolutions segment was sold on July 31, 2015 and the DPx Fine Chemicals, or DFC, segment was sold on August 31, 2015.
The Banner Life Sciences, or BLS, segment was spun-off during fiscal 2015, however, its results are included within continuing operations through the spinoff date of July 31, 2015 because the Company has continuing involvement with BLS pursuant to certain service agreements between the parties. Before the spinoff date, the Other segment includes BLS operations. After the spinoff date, the Other segment represents Corporate activity only. See Note 4 for further discussion.
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

	As of and for the year ended October 31, 2016
	DPS	PDS	DSS	Other	Intersegment Eliminations	Total
	$	$	$	$	$	$
Revenues	1,152.9	219.3	494.9	—	(0.4)	1,866.7
Adjusted EBITDA	295.9	73.2	125.8	(100.3)		394.6
Depreciation and amortization	61.4	6.1	43.2	2.3		113.0
Capital expenditures	123.9	26.3	41.7	13.9		205.8

	As of and for the year ended October 31, 2015
	DPS	PDS	DSS	Other	Intersegment Eliminations	Total
	$	$	$	$	$	$
Revenues	1,144.2	198.7	395.3	100.3	(64.3)	1,774.2
Adjusted EBITDA	295.1	68.5	83.0	(72.0)		374.6
Depreciation and amortization	60.7	4.6	38.1	4.4		107.8
Impairment charge	0.9	—	3.2	—		4.1
Capital expenditures	98.6	20.2	24.5	3.6		146.9

	As of and for the year ended October 31, 2014
	DPS	PDS	DSS	Other	Intersegment Eliminations	Total
	$	$	$	$	$	$
Revenues	1,088.6	165.2	188.9	117.1	(76.3)	1,483.5
Adjusted EBITDA	230.5	51.2	4.9	(38.3)		248.3
Depreciation and amortization	54.7	4.0	16.0	4.8		79.5
Impairment charge	4.3	—	—	5.4		9.7
Capital expenditures	65.3	9.3	2.3	4.6		81.5
The Company accounted for inter-segment sales between DPS and BLS at cost plus a specified mark-up. Intersegment eliminations for fiscal 2015 and 2014 primarily represent inter-segment sales between DPS and BLS before the BLS spinoff on July 31, 2015.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

In fiscal 2015, as a result of the annual impairment testing of IPR&D, the Company incurred an impairment loss of $0.9 million as a result of a decision to no longer move forward with a project. Additionally, the company incurred an impairment loss of $3.2 million due to an updated valuation of land held by the Company at the divested Venlo facility.
In fiscal 2014, as a result of the annual impairment testing of IPR&D, the Company incurred impairment losses of $9.7 million, stemming from changes in market factors and expected commercialization timing.
The Company evaluates the performance of its segments based on segment Adjusted EBITDA. The Company's Adjusted EBITDA is income (loss) from continuing operations before repositioning expenses (including certain product returns and inventory write-offs recorded in gross profit), interest expense, foreign exchange losses reclassified from other comprehensive income (loss), refinancing expenses, acquisition and integration costs (including certain product returns and inventory write-offs recorded in gross profit), gains and losses on sale of capital assets, Biologics earnout income and expense, income taxes, impairment charges, remediation co    sts, depreciation and amortization, stock-based compensation expense, consulting costs related to our operational initiatives, purchase accounting adjustments, acquisition-related litigation expenses and other income and expenses. Adjusted EBITDA is one of several metrics used to measure segment operating performance and is also used to determine executive compensation. "Adjusted EBITDA margin" is Adjusted EBITDA as a percentage of revenues. The Company's presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies and is not equivalent to "Consolidated EBITDA" as defined in the Credit Agreement (as discussed in Note 7).
Below is a reconciliation of Adjusted EBITDA to its most comparable U.S. GAAP measure.

	2016	2015	2014
	$	$	$
Total Adjusted EBITDA	394.6	374.6	248.3
Depreciation and amortization	(113.0)	(107.8)	(79.5)
Repositioning expenses (1)	(9.2)	(25.1)	(51.7)
Acquisition and integration costs (2)	(16.6)	(22.3)	(60.3)
Interest expense, net	(160.4)	(141.8)	(90.5)
Impairment charge	—	(4.1)	(9.7)
Benefit from (provision for) income taxes	24.0	(0.3)	(4.3)
Refinancing expenses	(21.6)	(3.7)	(28.2)
Operational initiatives related consulting costs	(4.2)	(13.0)	(10.1)
IPO costs	(2.0)	(4.5)	—
Acquisition-related litigation expenses	(4.0)	(12.7)	(10.2)
Stock-based compensation expense	(21.6)	(13.9)	(10.0)
Remediation costs	(32.8)	(2.6)	—
Purchase accounting adjustments	—	—	(11.4)
Gain on sale of investment	—	16.2	—
Other	1.6	(4.1)	0.5
Net income (loss) from continuing operations	34.8	34.9	(117.1)
(1) Repositioning expenses for fiscal 2016 includes $1.9 million of inventory reserves related to the Swindon wind down recorded in cost of goods sold. See Note 15.
(2) Acquisition and integration costs for fiscal 2015 includes $3.0 million of inventory reserves related to plant rationalization from the DPP acquisition recorded in cost of goods sold.
As illustrated in the table below, revenues are attributed to countries based on the location of the customer's billing address, capital assets are attributed to the country in which they are located and goodwill is attributed to the country in which the entity to which the goodwill pertains is located:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

	As of and for the year ended October 31, 2016
	Canada	US*	Europe	Other**	Total
	$	$	$	$	$
Revenues	48.8	1,214.2	523.2	80.5	1,866.7
Capital Assets	100.3	511.4	356.7	15.2	983.6
Goodwill	2.6	269.4	7.4	2.2	281.6
Intangible Assets	—	231.6	15.4	0.6	247.6
* Includes Puerto Rico
** Primarily includes Japan

	As of and for the year ended October 31, 2015
	Canada	US*	Europe	Other**	Total
	$	$	$	$	$
Revenues	39.7	1,127.6	497.4	109.5	1,774.2
Capital Assets	97.2	450.0	313.6	16.2	877.0
Impairment	—	0.9	3.2	—	4.1
Goodwill	2.6	272.4	7.4	2.0	284.4
Intangible Assets	—	257.2	17.9	0.7	275.8
* Includes Puerto Rico
** Primarily includes Japan and other Asian countries

	As of and for the year ended October 31, 2014
	Canada**	US*	Europe	Other**	Total
	$	$	$	$	$
Revenues	28.6	898.8	492.2	63.9	1,483.5
Capital assets	106.7	395.3	323.1	22.2	847.3
Impairment	—	9.7	—	—	9.7
Goodwill	3.1	179.9	6.5	2.5	192.0
Intangible assets	—	225.8	23.3	1.0	250.1
* Includes Puerto Rico
** Includes primarily Asia, Australia, and Latin America (excluding Mexico)
During fiscal 2016, 2015 and 2014, the Company did not have any one customer that accounted for more than 10% of its total revenues.
15.    REPOSITIONING EXPENSES
During fiscal 2016, the Company incurred $7.3 million in repositioning expenses, primarily from severance payments and contract cancellation costs resulting from a realignment of DPS operations and the final phase of the winding down of the older section of the Swindon facility ("Swindon wind down") to allow us to re-purpose that area. In addition, the Company recorded inventory reserves of $1.9 million for raw material and work in process inventory associated with the Swindon wind down, which was expensed through cost of goods sold.
During fiscal 2015, the Company incurred $25.1 million in repositioning expenses, respectively, which related to DPP acquisition synergies, the termination of certain transition service agreements ("TSAs") with DSM and other operational initiatives.
During fiscal 2014, the Company incurred $51.7 million in repositioning expenses, which related to DPP acquisition integration initiatives, the shutdown of the Venlo and Caguas facilities, outsourcing of certain back-office support functions and other operational initiatives.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

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
The following is a summary of these expenses and other charges associated with operational improvements as of and for the fiscal years ended October 31, 2016, 2015 and 2014:

	As of and for the year ended October 31, 2016
	DPS	PDS	DSS	Other	Total
	$	$	$	$	$
Total repositioning liability at October 31, 2015					22.9
Employee-related expenses	5.7	—	(0.5)	—	5.2
Contract termination costs	1.8	—	—	—	1.8
Other	0.3	—	—	—	0.3
Total expenses	7.8	—	(0.5)	—	7.3
Repositioning expenses paid					(24.4)
Foreign exchange					(0.4)
Total repositioning liability at October 31, 2016					5.4
The balance of repositioning liabilities as of October 31, 2016 was recorded in accounts payable and accrued liabilities on the consolidated balance sheet. The Company did not have any long-term repositioning liabilities as of October 31, 2016.

	As of and for the year ended October 31, 2015
	DPS	PDS	DSS	Other	Total
	$	$	$	$	$
Total repositioning liability at October 31, 2014					46.6
Employee-related expenses	3.8	—	3.1	(0.9)	6.0
Consulting, professional and project management costs	6.0	—	11.7	1.4	19.1
Total expenses	9.8	—	14.8	0.5	25.1
Expenses capitalized in capital assets					2.4
Repositioning expenses paid					(45.5)
Foreign exchange					(5.7)
Total repositioning liability at October 31, 2015					22.9
The balance of repositioning liabilities as of October 31, 2015 was recorded in accounts payable and accrued liabilities on the consolidated balance sheet. The Company did not have any long-term repositioning liabilities as of October 31, 2015.

	As of and for the year ended October 31, 2014
	DPS	PDS	DSS	Other	Total
	$	$	$	$	$
Total repositioning liability at October 31, 2013					7.7
Employee-related expenses	13.4	0.5	27.2	2.0	43.1
Consulting, professional and project management costs	1.5	—	6.8	0.3	8.6
Total expenses	14.9	0.5	34.0	2.3	51.7
Repositioning expenses paid, net of liabilities acquired					(12.8)
Total repositioning liability at October 31, 2014					46.6
$46.5 million of the total repositioning liabilities as of October 31, 2014 was recorded in accounts payable and accrued liabilities while $0.1 million was recorded in other long-term liabilities on the consolidated balance sheet.
16.    COMMITMENTS AND CONTINGENCIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

Operating leases
The Company has entered into long-term rental agreements expiring at various dates until 2023. The future rental payments for the next five years and thereafter are estimated as follows:

$
2017	6.4
2018	5.4
2019	4.7
2020	3.8
2021	3.4
Thereafter	2.2
Total payments	25.9
The Company's total rental expenses related to its operating leases for fiscal 2016, 2015 and 2014 were $10.9 million, $11.6 million and $10.5 million, respectively.
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
Under the LTIP, the Company has granted $10.1 million in outstanding awards from March 11, 2014 through October 31, 2016, all of which vest over a five-year period. The Company did not report any compensation expense for the LTIP during fiscal 2016 as this plan becomes payable only as a result of an event which is deemed to not be probable until the actual occurrence of the event.
Contingencies
Procaps Antitrust Matter
On December 10, 2012, Procaps S.A. (‘‘Procaps’’) filed a complaint against the Company in the United States District Court for the Southern District of Florida (the ‘‘District Court’’) (Case No. 12-cv-24356-DLG). The complaint involves the Company’s collaboration agreement with Procaps, pursuant to which both companies agreed to work together with respect to the marketing of a line of certain prescription pharmaceutical soft-gel development and manufacturing services. Procaps alleges that the Company’s acquisition of Banner, a business that historically has generated less than 10% of its revenues from softgel services for prescription pharmaceuticals, transformed the collaboration agreement into an anticompetitive restraint of trade and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

an agreement between direct competitors to set prices, divide markets and/or allocate geographic territories. Procaps seeks (i) a declaratory judgment that the collaboration agreement must cease and/or terminate; (ii) an injunction requiring that Patheon divest all of Banner’s soft-gel manufacturing capabilities; and (iii) monetary damages under federal and state antitrust and unfair competition laws, including treble damages for violations of the Sherman Act. Patheon subsequently answered Procaps’ complaint and filed its affirmative defenses to the complaint. In July 2014, upon Motion for Summary Judgment by Patheon, the court dismissed Procaps’ unfair competition claims, leaving only the antitrust claims in dispute. In March 2015, the court ordered trial to commence on November 16, 2015.
In October 2015, the court granted Patheon’s motion for summary judgment with respect to all of Procaps’ remaining claims in this matter. In November 2015, Procaps filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit (the ‘‘11th Circuit Court’’). Procaps filed its initial brief with the 11th Circuit Court in February 2016 and we filed our reply brief in May 2016. Procaps filed its reply to our reply brief in June 2016. The 11th Circuit Court heard oral argument in this matter in November 2016.
In May 2016, Procaps filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce. The request for arbitration involves the above-mentioned collaboration agreement. Procaps alleges that (i) Patheon’s acquisition of Banner violated the exclusivity provision of the collaboration agreement, (ii) Patheon failed to return or destroy confidential information of Procaps, (iii) Patheon was unjustly enriched by obtaining the benefit of such confidential information to which it was not entitled, and (iv) Patheon breached implied duties of good faith and fair dealing in carrying out the collaboration agreement. Procaps seeks (i) with respect to the alleged breaches, compensatory damages and (ii) with respect to the claim for unjust enrichment, (a) disgorgement of profits received by Patheon by using any confidential information of Procaps, (b) repayment for all payments made to Patheon pursuant to the collaboration agreement, and (c) payment for the value of any intellectual property associated with the collaboration agreement. The Company filed its answer to the request for arbitration with the International Court of Arbitration of the International Chamber of Commerce in June 2016. The arbitration hearing on the merits in this matter is currently scheduled for March 2017.
The Company has not included any accrual in the consolidated financial statements as of October 31, 2016 related to these matters as a result of its assessment that the likelihood of a material loss in connection with these matters is not probable. However, an adverse outcome in this matter could have a material adverse effect on the Company’s business, results of operations and financial condition.
Oral Contraceptive Litigation
A civil action is pending in the Commonwealth of Pennsylvania against the Company and one of its customers in connection with the recall of certain lots of allegedly defective products manufactured by the Company for the customer. The customer has given the Company notice of its intent to seek indemnification from the Company for all damages, costs and expenses, pursuant to the manufacturing services agreement between the customer and the Company.
The action was filed in Court of Common Pleas of Philadelphia Country, in Philadelphia, Pennsylvania in November 2015 on behalf of 113 plaintiffs who were originally part of a putative class action commenced in state court in Georgia in October 2011 on behalf of 115 plaintiffs and removed by defendants to the United States District Court for the Northern District of Georgia ("Georgia District Court") under the Class Action Fairness Act ("CAFA"). Defendants opposed class certification and class certification was denied. The Georgia action was ordered to proceed as a two-plaintiff action in the Georgia District Court on behalf of the two named plaintiffs, whereupon plaintiffs' lawyers commenced a new action in the Court of Common Pleas in Philadelphia on behalf of the remaining 113 plaintiffs. The two-plaintiff action was dismissed by the Georgia District Court on October 28, 2016 on a motion for summary judgment brought by defendants.
Defendants removed the action to the United States District Court for the Eastern District of Pennsylvania ("Pennsylvania District Court"), where it remains under a stay of remand, pending the outcome of an application to the United States Court of Appeals for the Third Circuit, filed by the defendants, for permission to appeal an order remanding the action back to Court of Common Pleas in Philadelphia. The order under appeal by defendants was granted to the plaintiffs on the basis that the action was not properly removable by the defendants to the Pennsylvania District Court under CAFA and that the plaintiffs intended to file the action as a mass tort in Court of Common Pleas in Philadelphia for purposes of case management on a mass tort basis under the Pennsylvania Rules of Civil Procedure. As the litigation is at an early stage, the Company is unable to estimate the potential damages for which the Company may be directly or indirectly liable.
Italian Client Dispute

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

In November 2015, the largest client of Patheon Italia S.p.A.’s (‘‘Patheon Italia’’), Ferentino, Italy facility filed a motion for injunctive relief in a Milan court under Article 700 of the Italian Civil Code. The client claims that remediation actions implemented by the Ferentino facility in response to an FDA inspection in May 2015, including, among other things, the use of a third party to certify all production batches for release, caused a significant slowdown in the quality control testing and batch release processes for the client’s product, thereby impairing the client’s ability to supply product in the amounts needed to fulfill the client's needs. The client sought an injunction ordering the Ferentino facility to (i) deliver products set forth in an October 6-7, 2015 release plan discussed by the parties; (ii) transfer products and documentation to the client to enable the client to perform the necessary quality control testing and release the products; and (iii) continue manufacture of the products at the capacity levels set forth in the supply agreement between the parties. The client further asked the court to impose a penalty of €0.2 million per day for every day that the Ferentino facility failed to comply with the order.
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
Other
The Company may be subject to lawsuits, investigations and other claims, including environmental, labor, product, customer disputes and other matters in the normal course of operations and otherwise. The Company believes that adequate provisions have been recorded in its consolidated financial statements where required. Although it is not possible to estimate the extent of potential costs, if any, the Company believes that the ultimate resolution of such contingencies will not have a material adverse impact on its results of operations, financial position or liquidity.
The Company's tax filings are subject to audit by taxation authorities. Although the Company believes that it has adequately provided for income taxes based on the information available, the outcome of audits cannot be known with certainty and the potential impact on the financial statements is not determinable.
17.    RELATED PARTIES
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
Banner Life Sciences
The Company has a management service agreement with Banner Life Sciences whereby the Company will provide various management, financial, legal and other business services to Banner Life Sciences. Additionally, the Company has two service

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

agreements with Banner Life Sciences whereby the Company is able to both provide and receive services from Banner Life Sciences. Both agreements were effective August 1, 2015. In the first quarter of fiscal 2016, Banner Life Sciences sold their commercial business to a third party. The future economic impact of the service agreements was transferred with the sale. The revenue and expenses relating to these services, as well as the accounts receivable and payable outstanding in relation to these services, are shown in the related party tables below.

	Fiscal years ended October 31,
Revenues/Expenses	2016	2015	2014
	$	$	$
JLL Partners Expenses	0.3	0.3	0.6

DSM Revenues	3.7	0.1	1.3
DSM Expenses	8.3	25.3	30.3

Banner Life Sciences Revenues	10.4	17.6	—

	Balance as of October 31,
Accounts Receivable/Payable Balances	2016	2015	2014
	$	$	$
DSM Accounts Receivable	0.4	2.7	11.7
DSM Accounts Payable	0.2	4.5	10.9

Banner Life Sciences Accounts Receivable	1.1	1.7	1.7
Equity Method Investments
Banner Life Sciences
In October 2015, the Company invested $5.0 million in Banner Life Sciences. The investment resulted in Banner Life Sciences becoming a variable interest entity, but the entity is not consolidated as the Company does not have the ability to control the entity and therefore does not have the power to direct Banner Life Sciences' activities. The Company's maximum exposure to loss relating to this variable interest entity is limited to the carrying value of the investment. The investment is presented within investments in the consolidated balance sheets. In the second quarter of fiscal 2016, the Company received a $2.4 million cash distribution from Banner Life Sciences.
Percivia
The Company holds a 50.0% interest in Percivia, a limited liability company for the purpose of performing research and development activities and licensing certain technology. In the second quarter of fiscal 2016, the Company received a $1.2 million return of capital from Percivia in the form of a cash distribution.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

	Values as of
Equity Method Investment Values	October 31, 2016	October 31, 2015
	$	$
Banner Life Sciences	2.9	5.0
Percivia	5.7	6.7
Chemiepark	0.1	0.1
Total	8.7	11.8
Investment carrying values are presented within investments in the consolidated balance sheets.

	Fiscal years ended October 31,
Equity Method Gain/(Loss)	2016	2015
	$	$
Banner Life Sciences	0.3	—
Percivia	0.2	0.4
BSP Pharmaceuticals	—	0.8
Total	0.5	1.2
Equity method earnings are presented within other (income) loss, net in the consolidated statement of operations.
18.    INCOME TAXES
The Company is subject to income tax in every country in which it does business. While the Company is a Netherlands public company (naamloze vennootschap) and files a consolidated income tax return in the Netherlands, many factors impact our income tax expense and cash tax payments. The most significant factor is that we conduct business in approximately ten countries and more than 90% of our revenue is earned outside of the Netherlands. Foreign earnings are reinvested overseas to fund our active business operations. Our tax liability is also affected by various tax incentives designed to encourage certain investments, such as research and development, and by acquisitions, dispositions and tax law changes. Finally, our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax rates.
Below is a breakout of the Company's income (loss) from continuing operations before income taxes and applicable provision for (benefit from) income taxes:

	Fiscal years ended October 31,
Income (loss) from continuing operations before income taxes:	2016	2015	2014
	$	$	$
Netherlands (domestic)	(75.8)	(86.6)	(83.2)
Europe	(22.9)	42.8	(13.4)
North America	108.9	78.3	(15.8)
Other	0.6	0.7	(0.4)
	10.8	35.2	(112.8)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

	Fiscal years ended October 31,
(Benefit from) provision for income taxes:	2016	2015	2014
	$	$	$
Current:
Netherlands (domestic)	1.6	0.9	0.5
Europe	5.5	11.7	18.6
North America	9.7	(3.0)	0.3
Other	0.5	0.7	0.1
Total Current	17.3	10.3	19.5

Deferred:
Netherlands (domestic)	(0.3)	(0.3)	0.3
Europe	(19.6)	(4.6)	(4.1)
North America	(21.2)	(4.7)	(11.3)
Other	(0.2)	(0.4)	(0.1)
Total Deferred	(41.3)	(10.0)	(15.2)

Total (benefit from) provision for income taxes	(24.0)	0.3	4.3
The Company's consolidated effective tax rate is lower than the Netherlands' statutory rate of 25% primarily due to benefits from lower-taxed global operations, including the use of global funding structures. We recognize a benefit from global operations as income is generated from operations outside of the Netherlands ("foreign earnings") is subject to effective tax rates less than the Netherlands' statutory rate. Foreign earnings are generally reinvested outside of the Netherlands and are not subject to current Netherlands income tax.
A reconciliation between the Netherlands statutory tax rate of 25.0% and the Company's effective tax rate of (222.2)% were as follows:

	Fiscal years ended October 31,
	2016		2015		2014
	$	%	$	%	$	%
Expected provision for (benefit from) income taxes	2.7	25.0%	8.8	25.0%	(28.2)	25.0%
Foreign earnings taxed at rates different than statutory	(7.4)	(68.5)%	0.4	1.1%	(7.3)	6.5%
Effect of foreign currency fluctuations	(1.3)	(12.0)%	(33.5)	(95.2)%	(14.9)	13.2%
State and local taxes	3.8	35.2%	(10.0)	(28.4)%	(0.8)	0.7%
Uncertain tax positions	3.2	29.6%	(1.1)	(3.1)%	6.5	(5.8)%
Tax credits	(3.8)	(35.2)%	(2.9)	(8.2)%	(4.5)	4.0%
Disallowed or tax exempt interest	1.9	17.6%	0.5	1.4%	0.6	(0.5)%
Share based payments	4.6	42.6%	3.5	9.9%	(0.5)	0.4%
Net change in valuation allowance	(27.1)	(250.9)%	35.1	99.7%	52.3	(46.4)%
Other	(0.6)	(5.6)%	(0.5)	(1.4)%	1.1	(1.0)%
(Benefit from) provision for income taxes	(24.0)	(222.2)%	0.3	0.9%	4.3	(3.8)%
The tax effects of significant items comprising the Company's net deferred income tax assets and liabilities are as follows:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

	As of October 31,
	2016	2015
	$	$
Net operating loss carry-forward	186.8	158.2
Accounting provisions not currently deductible for tax purposes	42.3	30.0
Unrealized foreign exchange losses (gains) on debt	35.5	37.6
Investment tax credits and other credits	19.3	25.2
Deferred revenue	12.5	10.3
Unclaimed research and development expenditures	4.5	9.9
Deferred financing costs	3.0	7.0
Partnership basis difference	(10.5)	(13.3)
Tax depreciation in excess of book depreciation	(49.5)	(31.2)
Purchased intangibles	(55.0)	(59.1)
Valuation allowance	(226.2)	(253.1)
	(37.3)	(78.5)
The Company has tax effected net operating losses, consisting of domestic and foreign, of $190.1 million. Of the $190.1 million, $101.3 million of these losses have an indefinite life and $88.8 million have expiry dates ranging from October 31, 2018 to October 31, 2035. The Company is offsetting net operating losses by uncertain tax positions of $3.3 million. The Company has tax credits of $34.5 million with expiry dates beginning October 31, 2017. The Company is offsetting tax credits by uncertain tax positions of $5.1 million and indirect tax expenses of $5.6 million.
In fiscal 2015, the Company realized certain deferred tax assets that arose directly from tax deductions related to equity compensation that were in excess of the compensation recognized for financial reporting. As a result, equity was increased by $7.8 million per ASC 740.
In the second quarter of fiscal 2016, the Company's United Kingdom subsidiary ("UK subsidiary") released a $15.0 million valuation allowance on its deferred tax assets. The UK subsidiary's deferred tax assets were primarily the result of net operating losses from trading activities. The released allowance excluded the UK subsidiary's allowances attributable to unrealizable assets. The allowance was released on the basis of management's assessment that the deferred tax assets of the UK subsidiary are more likely than not to be realized.
In the third quarter of fiscal 2016, the Company's Puerto Rican subsidiary ("PR subsidiary"), released a $4.8 million valuation allowance on its deferred tax assets. The PR subsidiary's deferred tax assets were primarily the result of net operating losses from trading activities and capital events. The released allowance excluded the PR subsidiary's allowances attributable to unrealizable assets. The allowance was released on the basis of management's assessment that the deferred tax assets of the PR subsidiary are more likely than not to be realized.
In the fourth quarter of fiscal 2016, the Company's Canadian subsidiary ("CA subsidiary"), released a $27.4 million valuation allowance on its deferred tax assets. The CA subsidiary's deferred tax assets were primarily the result of investment tax credits from trading activities. The released allowance excluded the CA subsidiary's allowances attributable to unrealized assets. The allowance was released on the basis of management's assessment that the deferred tax assets of the CA subsidiary are more likely than not to be realized.
Valuation allowances are provided to reduce the related deferred income tax assets to an amount which will, more likely than not, be realized. Currently, the Company has determined that it is more likely than not that its assets in Austria, France, and Germany will not be realized and therefore required a full valuation allowance against them. In addition, the Company has determined that it is more likely than not that a portion of its assets in Canada, the Netherlands, Puerto Rico, United Kingdom and the United States will not be realized and therefore required a partial valuation allowance against them. The net effect was an increase to the valuation allowance, outside of valuation allowance releases, on the Company’s tax assets.
The Company evaluates uncertain tax positions on a quarterly basis and considers various factors, including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, information obtained during in process audit activities and changes in facts or circumstances related to a tax position. The Company also accrues for potential interest and penalties related to unrecognized tax positions within provision for income taxes on the consolidated statement operations. Interest and penalties of $1.5 million was recorded for the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

year ended October 31, 2016, with less than $0.1 million in interest and penalties recorded for each of the years ended October 31, 2015 and 2014.
As of October 31, 2016, 2015 and 2014, unrecognized tax benefit positions were $15.5 million, $12.0 million and $10.0 million, respectively. The increase in the current year is primarily related to the ongoing Italian audit and timing of certain deductions in various jurisdictions. If the unrecognized tax benefits were recognized, the result would increase the Company's income tax expense by $14.6 million, $11.2 million and $4.0 million, respectively.
For fiscal 2017, the Company does not expect a material change in the total amount of unrecognized tax positions. A reconciliation of the Company's tax positions is below:

$
Balance at October 31, 2013	8.2
Increase based on tax positions taken in the current year	2.2
Reductions related to lapse of applicable statute of limitations	(0.4)
Balance at October 31, 2014	10.0
Increase based to tax positions taken in a prior year	3.3
Decrease based on tax positions taken in a prior year	(5.7)
Increase based on tax positions taken in the current year	4.4
Balance at October 31, 2015	12.0
Increase based to tax positions taken in a prior year	3.4
Decrease based on tax positions taken in a prior year	(0.8)
Increase based on tax positions taken in the current year	0.9
Balance at October 31, 2016	15.5
As a result of the Company’s debt service obligations, the Company is asserting under ASC 740-30 that unremitted foreign earnings of our Austrian and German operations are no longer permanently reinvested as of October 31, 2016. In addition, a portion of the earnings of certain United States operations are no longer permanently reinvested as of October 31, 2016. All other earnings of our foreign operations are permanently reinvested.
The Company consider the following matters, among others, in evaluating our plans for indefinite reinvestment of a subsidiary’s earnings: (i) the forecasts, budgets and financial requirements of both the Company and our other foreign subsidiaries, both for the long term and for the short term; (ii) the tax consequences of any decision to reinvest earnings of each subsidiary, including any changes in local tax law relating to the treatment of these unremitted earnings; and (iii) any local and foreign government programs or regulations relating to the repatriation of these unremitted earnings. Accordingly, the Company did not record deferred tax liabilities on approximately $253.4 million of unremitted earnings of the aforementioned operations as any earnings distributions will be tax free under current tax laws and treaties of Austria, Germany, the Netherlands and the United States.
The Company did not recognize deferred tax liabilities on approximately $282.3 million of unremitted foreign earnings of all other subsidiaries as these earnings are intended to be indefinitely reinvested in those operations. It is not practicable to estimate the amount of unrecognized deferred tax liabilities for these undistributed foreign earnings because of complexities in a hypothetical calculation.
During fiscal 2013, the Canada Revenue Agency began an income tax audit of the CA subsidiary for the tax years 2011 and 2012. This audit is still ongoing as of October 31, 2016.
During fiscal 2014, the Italian Revenue Service began an examination of the Company's Italian subsidiary’s ("IT subsidiary") 2010-2013 income tax returns. An assessment was received for the 2010 tax return and is under appeal. As of October 31, 2016, the audit for the remaining 2011-2013 tax returns has not been completed. In the second quarter of fiscal 2016, the Company recorded an unrecognized tax expense of $3.5 million, including penalties and interest, related to the Italian Revenue Service examination of the IT subsidiary's 2010-2013 income tax returns.
During fiscal 2015, the Austrian Ministry of Finance began an audit of the Company's Austrian operations for tax years 2010-2014. This audit is still ongoing as of October 31, 2016.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

Statutes related to foreign and state jurisdictions are open from October 31, 2010 to October 31, 2016. Certain carry forward tax attributes generated in prior years remain subject to examination and adjustment.
19.    OTHER INFORMATION
Foreign exchange
During fiscal 2016, 2015 and 2014, the Company recorded a foreign exchange loss of $5.7 million, $17.8 million and $8.6 million, respectively. These amounts resulted from hedge and operating exposures.
Net change in non-cash working capital balances related to continuing operations

	2016	2015	2014
	$	$	$
Accounts receivable	(87.6)	(28.1)	(47.9)
Inventories	(24.9)	(25.8)	9.4
Prepaid expenses and other	(5.6)	2.4	(2.0)
Accounts payable and accrued liabilities	(52.2)	30.5	15.7
Income taxes receivable/payable	(5.6)	(5.6)	(1.2)
	(175.9)	(26.6)	(26.0)
Statements of cash flows non-cash investing and financing activities

	2016	2015	2014
	$	$	$
Assumption of earnout liability from the Partnership	36.0	—	—
Distribution to member in the form of a note payable (1)	51.0	—	—
Increase in capital lease obligations (2)	0.8	—	0.8
Partnership units issued and value contributed to Patheon from the Irix acquisition	—	1.0	—
Spinoff of subsidiary	—	34.1	—
Partnership units issued and value contributed to Patheon from the Agere acquisition	—	6.8	—
DSM contribution of DPP for a 49% interest in Patheon	—	—	480.4
Contribution of DSM preferred interest in the Partnership, net	—	—	49.9
Contribution of earnout to DSM related to Biologics business	—	—	3.5
Management option awards canceled upon change in control and profit units issued (3)	—	—	30.3
(1) Refer to Note 13 for further information
(2) Refer to Note 7 for further information
(3) Refer to Note 12 for further information

20.    QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the Company's unaudited quarterly results of operations:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016, 2015 and 2014
(Dollar information in tabular form is expressed in millions of U.S. dollars, unless otherwise indicated)

	Quarter Ended
	January 31, 2015	April 30, 2015	July 31, 2015	October 31, 2015	January 31, 2016	April 30, 2016	July 31, 2016	October 31, 2016
(in millions of U.S. dollars)	$	$	$	$	$	$	$	$
Revenues	426.0	437.9	448.3	462.0	405.9	468.6	482.0	510.2
Gross profit	120.9	138.3	150.1	149.2	98.9	138.3	149.2	159.2
Net (loss) income from continuing operations	(13.6)	6.5	1.2	40.8	(20.0)	1.9	8.8	44.1
Net income (loss) from discontinued operations	7.4	12.3	(22.8)	106.6	(2.1)	(1.0)	—	—
Net (loss) income	(6.2)	18.8	(21.6)	147.4	(22.1)	0.9	8.8	44.1
Adjusted EBITDA	75.3	89	104.2	106.1	59	98	113.7	123.9

Weighted Average Shares - Basic	115.6	115.6	115.6	115.6	115.6	115.6	119.2	145.1
Weighted Average Shares - Diluted	115.6	115.6	115.6	115.6	115.6	115.6	120	145.8

Basic (loss) income per share (1)
From continuing operations	(0.12)	0.06	0.01	0.35	(0.17)	0.02	0.07	0.30
From discontinued operations	0.06	0.11	(0.20)	0.92	(0.02)	(0.01)	—	—

Diluted (loss) income per share (1)
From continuing operations	(0.12)	0.06	0.01	0.35	(0.17)	0.02	0.07	0.30
From discontinued operations	0.06	0.11	(0.20)	0.92	(0.02)	(0.01)	—	—
(1) Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted earnings per share amounts may not equal annual basic and diluted earnings per share amount.

21.    SUBSEQUENT EVENTS
On November 25, 2016, the Company entered into a definitive agreement to acquire an API facility in Florence, SC from Hoffman-La Roche Ltd. ("Roche") for $1.0 million in cash, plus a payment for certain associated inventory and spare parts. Roche has agreed to provide funds for certain accounts payable, capital expenditure and other liabilities of the facility. Additionally, the Company entered into a multi-year supply arrangement to manufacture certain products for Roche.

Item 9.    Changes and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of the Company to be held in March 2017. The Company intends to file such definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11.     Executive Compensation
The information required by this item is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of the Company to be held in March 2017. The Company intends to file such definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of the Company to be held in March 2017. The Company intends to file such definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of the Company to be held in March 2017. The Company intends to file such definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14.     Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of the Company to be held in March 2017. The Company intends to file such definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Part IV
Item 15.     Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report
(1) Financial Statements
(2) Financial Statement Schedules
None.

(b) Exhibits

Exhibit			Incorporated by Reference			Filed
Number		Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1		Amended and Restated Articles of Association of Patheon N.V., dated as of July 26, 2016	8-K	3.1	7/26/2016
10.1		Indenture, dated as of February 5, 2014, between DPx Holdings B.V. and Wells Fargo Bank, National Association, as trustee	S-1/A	10.1	7/29/2016
10.2		Second Supplemental Indenture, dated March 11, 2014, to the Indenture dated as of February 5, 2014, between DPx Holdings B.V., the guarantors named therein and Wells Fargo Bank, National Association, as trustee	S-1/A	10.3	7/29/2016
10.3		Third Supplemental Indenture, dated November 17, 2014, to the Indenture dated as of February 5, 2014, between DPx Holdings B.V., the guarantors named therein and Wells Fargo Bank, National Association, as trustee	S-1/A	10.4	7/29/2016
10.4		Fourth Supplemental Indenture, dated November 17, 2014, to the Indenture dated as of February 5, 2014, between DPx Holdings B.V., the guarantors named therein and Wells Fargo Bank, National Association, as trustee	S-1/A	10.5	7/29/2016
10.5		Fifth Supplemental Indenture, dated March 31, 2015, to the Indenture dated as of February 5, 2014, between DPx Holdings B.V., the guarantors named therein and Wells Fargo Bank, National Association, as trustee	S-1/A	10.6	7/29/2016
10.6		Sixth Supplemental Indenture, dated March 31, 2015, to the Indenture dated as of February 5, 2014, between DPx Holdings B.V., the guarantors named therein and Wells Fargo Bank, National Association, as trustee	S-1/A	10.7	7/29/2016
10.7		Seventh Supplemental Indenture, dated January 14, 2016, to the Indenture dated as of February 5, 2014 between DPx Holdings B.V., the guarantors named therein and Wells Fargo Bank, National Association, as trustee	S-1/A	10.8	2/5/2016
10.8
Credit Agreement, dated as of March 11, 2014, among Patheon N.V., the lending institutions from time to time party thereto, UBS AG Stamford branch, as administrative agent, collateral agent, LC Issuer and Swing Line lender, JPMorgan Chase Bank, N.A, as syndication agent and an LC Issuer, Jeffries Finance LLC, KeyBank National Association and Morgan Stanley Senior Funding, Inc., as co-documentation agents, UBS AG Stamford branch, J.P. Morgan Securities LLC, Jeffries Finance LLC, KeyBank National Association and Morgan Stanley Senior Funding, Inc., as joint Lead-arrangers; UBS Securities LLC, J.P. Morgan Securities LLC, Barclays Bank PLC, Jeffries Finance LLC, KBCM Bridge LLC, Morgan Stanley Senior Funding, Inc. and Sumitomo Mitsui Banking Corp., as joint bookrunners
			S-1/A	10.9	9/3/2015
10.9		First Amendment to the Credit Agreement, dated September 29, 2014	S-1/A	10.10	9/3/2015
10.10		Second Amendment to the Credit Agreement, dated March 31, 2015	S-1/A	10.11	9/3/2015
10.11		Third Amendment to the Credit Agreement, dated January 8, 2016	S-1/A	10.14	2/5/2016
10.12	†	Amended and Restated Executive Employment Agreement dated February 7, 2011, between Patheon Inc. and James Mullen	S-1/A	10.14	9/3/2015
10.13	†	Executive Employment Agreement dated November 1, 2014, between Patheon Pharmaceutical Services Inc. and Eric Sherbet	S-1/A	10.18	2/5/2016
10.14	†	Executive Employment Agreement dated January 25, 2011, between Patheon Pharmaceutical Services Inc. and Stuart Grant	S-1/A	10.17	9/3/2015

10.15	†	Amendment to Executive Employment Agreement dated May 19, 2014, between Patheon Pharmaceutical Services Inc. and Stuart Grant	S-1/A	10.18	9/3/2015
10.16	†	Executive Employment Agreement dated July 24, 2013, between Patheon Pharmaceutical Services Inc.. and Lucas Utiger	S-1/A	10.22	2/5/2016
10.17	†	Amendment to Executive Employment Agreement dated March 4, 2014, between Patheon Pharmaceutical Services Inc. and Lucas Utiger	S-1/A	10.23	2/5/2016
10.18		Biologics Agreement, dated January 29, 2016, among Patheon N.V. and JLL Patheon Co-Investment L.P., Koninklijke DSM N.V. and JLL/Delta Patheon Holdings, L.P.	S-1/A	10.25	2/5/2016
10.19		Shareholders' Agreement, dated July 20, 2016, among the Company, JLL Patheon Co-Investment Fund, L.P., Koninklijke DSM N.V., JLL/Delta Patheon Holdings, L.P., Patheon Holdco Coöperatief U.A., JLL Associates V (Patheon), L.P., JLL Partners Fund V (New Patheon), L.P. and JLL Partners Fund VI (Patheon), L.P.	8-K	10.1	7/26/2016
10.20	†	Patheon N.V. 2016 Omnibus Incentive Plan	8-K	10.2	7/26/2016
10.21	†	Transition and Retirement Agreement, dated as of December 8, 2016, by and between Patheon Pharmaceutical Services, Inc., and Stuart Grant	8-K	10.1	12/14/2016
21.1		Subsidiaries of Patheon N.V.				*
23.1		Consent of Ernst & Young LLP, independent registered public accountants				*
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2		Certification of Periodic Report by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*
101.INS		XBRL Instance Document				*
101.SCH		XBRL Taxonomy Extension Schema Document				*
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB		XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document				*

† Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Patheon N.V.
(Registrant)

By:    /s/ James Mullen
James Mullen
Chief Executive Officer
(Principal Executive Officer)

December 23, 2016

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stuart Grant	Chief Financial Officer	December 23, 2016
Stuart Grant	Principal Financial Officer

/s/ Dean Wilson	Vice President, Corporate Controller	December 23, 2016
Dean Wilson	Principal Accounting Officer

/s/ Paul S. Levy	Chairman and Non-Executive Director	December 23, 2016
Paul S. Levy

/s/ Daniel Agroskin	Non-Executive Director	December 23, 2016
Daniel Agroskin

/s/ Stephan B. Tanda	Non-Executive Director	December 23, 2016
Stephan B. Tanda

/s/ Hugh C. Welsh	Non-Executive Director	December 23, 2016
Hugh C. Welsh

/s/ Philip Eykerman	Non-Executive Director	December 23, 2016
Philip Eykerman

/s/ William B. Hayes	Non-Executive Director	December 23, 2016
William B. Hayes

/s/ Hans Peter Hasler	Non-Executive Director	December 23, 2016
Hans Peter Hasler

/s/ Pamela Daley	Non-Executive Director	December 23, 2016
Pamela Daley

/s/ Jeffrey P. McMullen	Non-Executive Director	December 23, 2016
Jeffrey P. McMullen

/s/ Gary P. Pisano	Non-Executive Director	December 23, 2016
Gary P. Pisano