Form 10-Q
period 2017-01-31
Patheon N.V.
filed 2017-03-17
CIK 1643848

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
 _________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2017
OR

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
Evert van de Beekstraat 104 1118 CN, Amsterdam Schiphol The Netherlands
(Address of Registrant’s Principal Executive Offices and Zip Code)
+31 (0) 20 622 3243
Registrant's Telephone Number, including Area Code
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of February 28, 2017, the registrant had 145,144,742 ordinary shares issued and 145,136,214 ordinary shares outstanding.

Patheon N.V.

Part I.    Financial Information
Item 1.    Financial Statements (Unaudited)

Patheon N.V.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of January 31, 2017	As of October 31, 2016
(in millions of U.S. dollars, except share data)	$	$
Assets
Current
Cash and cash equivalents	89.0	165.0
Accounts receivable, net	410.3	401.0
Inventories, net	407.2	395.2
Income taxes receivable	12.3	8.7
Prepaid expenses and other	30.2	21.5
Total current assets	949.0	991.4
Capital assets	1,004.2	983.6
Intangible assets	241.2	247.6
Deferred financing costs	47.5	50.3
Deferred tax assets	59.4	29.8
Goodwill	281.5	281.6
Investments	11.3	11.5
Other long-term assets	44.4	44.1
Total assets	2,638.5	2,639.9
Liabilities and shareholders' deficit
Current
Accounts payable and accrued liabilities	354.5	393.6
Income taxes payable	9.1	6.6
Deferred revenues - current	158.8	154.2
Current portion of long-term debt	19.6	19.5
Total current liabilities	542.0	573.9
Long-term debt	2,086.6	2,099.5
Deferred revenues	98.9	102.3
Deferred tax liabilities	69.8	67.1
Other long-term liabilities	147.0	145.5
Total liabilities	2,944.3	2,988.3
Commitments and contingencies
Shareholders' deficit:
Ordinary shares (par value of €0.01 per share, 500,000,000 shares authorized, 145,133,567 and 145,074,042 shares issued as of January 31, 2017 and October 31, 2016)	1.6	1.6
Additional paid in capital	595.4	591.4
Treasury shares (at cost, 4,915 ordinary shares as of January 31, 2017)	(0.1)	—
Accumulated deficit	(813.8)	(842.1)
Accumulated other comprehensive loss	(88.9)	(99.3)
Total shareholders' deficit	(305.8)	(348.4)
Total liabilities and shareholders' deficit	2,638.5	2,639.9
See accompanying notes

Patheon N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended January 31,
	2017	2016
(in millions of U.S. dollars, except share data)	$	$
Revenues	457.4	405.9
Cost of goods sold	327.7	307.0
Gross profit	129.7	98.9
Selling, general and administrative expenses	81.1	73.7
Research and development	0.7	0.7
Repositioning expenses	0.6	1.2
Acquisition and integration costs	3.5	2.6
Other operating expense (income)	3.6	(4.9)
Operating income	40.2	25.6
Interest expense, net	28.2	43.8
Foreign exchange loss, net	4.8	4.3
Other loss (income), net	0.2	(1.8)
Income (loss) before income taxes	7.0	(20.7)
Benefit from income taxes	(21.3)	(0.7)
Net income (loss) from continuing operations	28.3	(20.0)
Net loss from discontinued operations	—	(2.1)
Net income (loss)	28.3	(22.1)

Basic earnings (loss) per ordinary share
From continuing operations	$0.19	$(0.17)
From discontinued operations	$—	$(0.02)

Diluted earnings (loss) per ordinary share
From continuing operations	$0.19	$(0.17)
From discontinued operations	$—	$(0.02)

Average number of ordinary shares outstanding (in thousands)
Basic	145,129	115,610
Diluted	146,286	115,610
See accompanying notes

Patheon N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended January 31,
	2017	2016
(in millions of U.S. dollars)	$	$
Net income (loss)	28.3	(22.1)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(2.6)	(9.3)
Net gain related to net investment hedge	8.6	6.9
Net loss on intra-entity foreign currency transactions	—	(0.8)
Change in value of derivatives designated as foreign currency cash flow hedges	2.3	(7.9)
Losses from foreign currency hedges reclassified to consolidated statement of operations (1)	1.4	4.6
Net change in minimum pension liability (2)	0.7	0.4
Comprehensive income (loss)	38.7	(28.2)
1 Net of an income tax expense of $0.0 million for the three months ended January 31, 2017. Income tax expense is not applicable for the three months ended January 31, 2016 as these amounts are from the Company's Canadian operations which were under a full valuation allowance in the prior period. The valuation allowance was released during the fourth quarter of fiscal 2016. Amounts, gross of tax, have been reclassified to foreign exchange loss, net on the consolidated statements of operations.
2 Net of an income tax expense of $0.0 million for the three months ended January 31, 2017 and 2016, which is included as a component of provision for income taxes on the consolidated statements of operations. Amounts, gross of tax, have been reclassified to cost of goods sold and selling, general and administrative expenses in the consolidated statements of operations. See Note 8 for further information.
See accompanying notes

Patheon N.V.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
(unaudited)

	Shares Outstanding	Ordinary Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Deficit
(in millions of U.S. dollars, except share data)		$	$	$	$	$	$
Balance at October 31, 2016	145,074,042	1.6	591.4	—	(842.1)	(99.3)	(348.4)
Ordinary share issuances related to stock based compensation	59,525	—	—	—	—	—	—
Stock based compensation		—	4.0	—	—	—	4.0
Treasury shares acquired, at cost	(4,915)	—	—	(0.1)	—	—	(0.1)
Comprehensive income (loss):
Net income					28.3	—	28.3
Foreign currency translation adjustments						(2.6)	(2.6)
Net gain related to net investment hedge						8.6	8.6
Change in value of derivatives designated as foreign currency cash flow hedges						2.3	2.3
Losses from foreign currency hedges reclassified to consolidated statement of operations						1.4	1.4
Net change in minimum pension liability						0.7	0.7
Total comprehensive income					28.3	10.4	38.7
Balance at January 31, 2017	145,128,652	1.6	595.4	(0.1)	(813.8)	(88.9)	(305.8)
See accompanying notes

Patheon N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended January 31,
	2017	2016
(in millions of U.S. dollars)	$	$
Operating activities
Net income (loss) from continuing operations	28.3	(20.0)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	27.6	26.4
Increase in deferred revenues	73.1	80.4
Amortization of deferred revenues	(70.6)	(43.1)
Non-cash interest	3.3	3.9
Change in other long-term assets and liabilities	0.3	6.7
Deferred income taxes	(22.1)	0.1
Stock based compensation expense	4.0	1.0
Foreign exchange gain on debt	—	(1.1)
Other	3.7	(6.7)
Net change in non-cash working capital balances	(59.3)	(116.4)
Cash used in operating activities of continuing operations	(11.7)	(68.8)
Cash used in operating activities of discontinued operations	—	(0.4)
Cash used in operating activities	(11.7)	(69.2)
Investing activities
Additions to capital assets	(59.0)	(64.2)
Cash used in investing activities of continuing operations	(59.0)	(64.2)
Cash used in investing activities of discontinued operations	—	(3.3)
Cash used in investing activities	(59.0)	(67.5)
Financing activities
Repayment of debt	(5.2)	(5.2)
Treasury share purchases to satisfy certain tax withholdings	(0.1)	—
Cash used in financing activities	(5.3)	(5.2)
Effect of exchange rate changes on cash and cash equivalents	—	1.2
Net change in cash and cash equivalents during the period	(76.0)	(140.7)
Cash and cash equivalents, beginning of period	165.0	328.7
Cash and cash equivalents, end of period	89.0	188.0
See accompanying notes

Patheon N.V.
NOTES TO CONSOLIDATED FINACIAL STATEMENTS

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

1.    THE COMPANY
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
On July 21, 2016, the Company commenced an initial public offering ("IPO") of an additional 29,464,286 ordinary shares at a public offering price of $21.00 per share, which included 4,464,286 ordinary shares sold pursuant to the option granted to the underwriters to purchase additional ordinary shares from the Company. As part of the IPO, DSM sold 4,761,905 ordinary shares to the public that were distributed to them in connection to their ownership in the Partnership. A total of 34,226,191 ordinary shares were sold in connection to the IPO. The Company did not receive any proceeds from the ordinary shares sold by DSM. The IPO was completed on July 26, 2016.
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
As of January 31, 2017, the Company had 145,128,652 ordinary shares outstanding with a par value of €0.01 per share. Ordinary shares owned by the public constitute approximately 24% of the outstanding ordinary shares. JLL, DSM and the Partnership own approximately 38%, 34% and 4% of the Company through their ownership of outstanding ordinary shares, respectively. In accordance with the Company's articles of association, each ordinary share shall have one vote in the Company's general meeting. The Partnership's ownership comprises of shares held for the benefit of certain employees. See Note 8 for further discussion.
2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Operating results for the three months ended January 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2017 ("fiscal 2017"). These consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended October 31, 2016 ("fiscal 2016").
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

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

Changes in significant accounting policies
There have been no significant changes in accounting policies.
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
The Company’s four operating segments are: North America Drug Product Services, or North America DPS, Europe Drug Product Services, or Europe DPS, Pharmaceutical Development Services, or PDS and Drug Substance Services, or DSS. The North America DPS and Europe DPS operating segments meet the aggregation criteria to be presented as one reportable segment referred to as DPS. As a result, the Company has determined it has three reportable segments: DPS, PDS, and DSS. Corporate is not an individually reportable segment because the quantitative thresholds have not been met and as such has been reported in Other.
Recently adopted accounting pronouncements
In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This update eliminated the requirement to an acquirer in a business combination to retrospectively adjust provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Instead, the update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The Company adopted this pronouncement at the start of fiscal 2017 and the impact will be dependent on future transactions.
Recently issued accounting pronouncements
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update simplified the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendment also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendment is applied prospectively with earlier application permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.
In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This update narrows the definition of outputs and aligns it with how outputs are described in Topic 606. The amendment also provides a more robust framework to use in determining when a set of assets and activities is a business. The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendment is applied prospectively with earlier application permitted. The impact on the consolidated financial statements from the adoption of this guidance is dependent on future business combinations.
Between March and December 2016, the FASB issued four Accounting Standards Updates relating to Revenue from Contracts with Customers (Topic 606). These updates, identified as No. 2016-08, No. 2016-10, No. 2016-12, and No.2016-20 identified practical expedients and clarified various aspects of the new revenue recognition standard outlined in Accounting Standards Update 2014-09. The effective date and transition requirements for ASU 2014-09 (and updated in ASU 2015-14) were not changed with these pronouncements. The Company will be required to implement the new revenue recognition standard starting in fiscal 2019 and is continuing to evaluate the overall impact.
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date or, in some cases where early adoption is permitted, in advance of the specified effective date. The Company has assessed the recently issued standards that are not yet effective and, unless otherwise discussed above or in our audited consolidated financial statements and notes for fiscal 2016, believes these standards will not have a material impact on the Company’s results of operations, cash flows, or financial position. A more detailed listing of recently issued accounting pronouncements are included in our audited consolidated financial statements and notes for fiscal 2016.

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

3.    DISCONTINUED OPERATIONS
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
The results of the above dispositions have been recorded as discontinued operations, the results of which for the three months ended January 31, 2016 are as follows:

Three months ended January 31,
2016
$
Revenues	2.1
Cost of goods sold	1.9
Gross profit	0.2
Selling, general and administrative expenses	0.4
Loss on disposals, net	1.9
Loss before income taxes	(2.1)
Provision for income taxes	—
Net loss	(2.1)
The Company did not record any discontinued operations activity for the three months ended January 31, 2017.
4.    SUPPLEMENTAL BALANCE SHEET INFORMATION
Inventories
Inventories consisted of the following:

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

	January 31, 2017	October 31, 2016
	$	$
Raw materials, packaging components and spare parts	203.7	192.1
Work-in-process	76.7	80.9
Finished goods	126.8	122.2
Balance, end of period	407.2	395.2
Accounts payable and accrued liabilities
Accounts payable and accrued liabilities consisted of the following:

	January 31, 2017	October 31, 2016
	$	$
Trade payables	248.2	279.3
Interest payable	20.9	14.0
Accrued salaries and related expenses	71.0	81.8
Customer deposits	4.9	4.3
Repositioning	4.6	5.4
Other accruals	4.9	8.8
Balance, end of period	354.5	393.6
Intangible assets
The following table summarizes gross carrying amounts, accumulated amortization, and accumulated impairments related to the Company's identifiable intangible assets as of January 31, 2017:

Definite-lived intangible assets	Gross carrying value	Accumulated amortization	Net carrying value	Weighted Average Useful Life (in Years)
	$	$	$
Favorable agreements	1.0	(1.0)	—	—
Trade names	1.6	(0.8)	0.8	5.6
Developed technology	54.1	(18.1)	36.0	10.8
Trade secrets and patents	2.5	(0.3)	2.2	14.5
Customer relationships	248.8	(44.9)	203.9	14.2
Non-compete agreements	2.6	(2.0)	0.6	3.0
Subtotal	310.6	(67.1)	243.5
Foreign exchange			(3.6)
Balance, end of period			239.9

Indefinite-lived intangible assets	Gross carrying value	Accumulated impairment	Net carrying value
	$	$	$
In-process research and development	2.2	(0.9)	1.3
Regulatory permits	0.2	—	0.2
Subtotal	2.4	(0.9)	1.5
Foreign exchange			(0.2)
Balance, end of period			1.3
In-process research and development (“IPR&D”) is classified as definite-lived or indefinite-lived depending on whether the product has been approved and if commercialization has begun. IPR&D for products that have been approved is classified as a definite-lived intangible asset and is amortized over the life of the asset. IPR&D for products that have not been approved is

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

classified as an indefinite-lived intangible asset and either begins to be amortized upon approval and product commercialization or is written-off if the product is not approved.
In the first quarter of fiscal 2016, the Company sold an IPR&D asset to Banner Life Sciences for cash consideration equal to its net carrying value of $3.6 million. At the time of the sale, the asset had a gross carrying value of $7.9 million and had incurred $4.3 million in impairments.
Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the three months ended January 31, 2017:

Total
$
Balance at October 31, 2016 (1)	281.6
Foreign currency translation adjustments	(0.1)
Balance at January 31, 2017	281.5
(1) The opening cumulative goodwill balance is reflective of historical impairment charges of the full value of goodwill.

5.    LONG-TERM DEBT
Long-term debt in the accompanying consolidated balance sheets at January 31, 2017 and October 31, 2016 consists of the following:

	As of January 31, 2017	As of October 31, 2016
	$	$
USD Term Loan with a base rate plus 2.25% or LIBOR with a floor of 1% plus 3.25% rate, (currently 4.25%), and maturity date of March 10, 2021 (the "Credit Agreement")	1,136.0	1,138.9
Euro Term Loan with a base rate plus 2.50% or LIBOR with a floor of 1% plus 3.50% rate, (currently 4.50%), and maturity date of March 10, 2021 (the "Credit Agreement")	501.2	511.0
7.50% Senior Notes due February 1, 2022 (the "Notes")	450.0	450.0
Secured Revolving Facility balance at base rate plus 2.25% rate (currently 4.00%), and maturity terms on a rolling basis (currently monthly)	20.0	20.0
Government of Austria research and development loans with annual interest rates ranging from 1.56% to 2.00% and maturities through March 2020	3.0	3.5
Italian subsidized loan with annual interest rate of 0.5%, and maturity date of June 30, 2020	3.5	4.1
Italian bank loan with Euribor 6-month + 7.1% rate, and maturity date of June 30, 2020	0.7	0.7
Capital lease obligations	1.2	0.7
Total long-term debt outstanding	2,115.6	2,128.9
Less original issue discount, net of accumulated amortization of $6.7 million and $6.2 million, respectively	(9.4)	(9.9)
Less current portion	(19.6)	(19.5)
Balance, end of the period	2,086.6	2,099.5
2014 Term Loans and Revolving Line

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

On March 11, 2014, the Company completed the refinancing of its existing credit facility (the "Refinancing"), pursuant to which it entered into a credit agreement (the "Credit Agreement") documenting a new credit facility (the "Credit Facility") for a USD denominated secured term loan in the amount of $985.0 million and a Euro denominated secured term loan in the amount of €250.0 million, or $345.0 million, (together, with the incremental term loans described below, the "Secured Term Loans") and a secured multi-currency revolving line in the amount of $200.0 million (the "Secured Revolving Facility"). Up to $75.0 million of the Secured Revolving Facility is available for letters of credit. The Secured Term Loans mature on March 10, 2021, and the Secured Revolving Facility matures on March 10, 2019. The USD denominated Secured Term Loan bears interest at a rate per annum equal to, at the option of the Company, a base rate plus 2.25% or LIBOR with a floor of 1% plus 3.25%. The Euro denominated Secured Term Loan bears interest at a rate per annum equal to, at the option of the Company, a base rate plus 2.50% or LIBOR with a floor of 1% plus 3.50%. Borrowings under the Secured Revolving Facility bear interest for euro dollar loans at LIBOR plus 3.25%, Canadian prime rate loans at the Canadian prime rate plus 2.25%, and base rate loans at the base rate plus 2.25%. The Company will also pay a commitment fee of 0.50% per annum on the unused portion of the Secured Revolving Facility with a step down to 0.375% when the First Lien Leverage Ratio (as defined below) is less than or equal to 3.00 to 1.00.
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
On March 31, 2015, the Company entered into Amendment No. 2 to the Credit Agreement which added two incremental term loans to the Credit Facility; a Euro denominated term loan in the amount of €155.0 million, or $164.3 million and a USD denominated term loan in the amount of $20.0 million. The Company used the proceeds for these two incremental term loans to fund the purchase price of the Irix Acquisition. The other material terms of the incremental term loans are identical to those of the initial term loans.
As of January 31, 2017, the Company held a $20.0 million balance on the Secured Revolving Facility. The facility has a rolling maturity date and the balance will renew until paid.
Under the Secured Revolving Facility, the Company is required to maintain a First Lien Leverage Ratio below a certain amount for each of the Testing Periods as set forth in the Credit Agreement if the Company has borrowed 25% of the available credit on the Secured Revolving Facility, or $50.0 million. For purposes of the Credit Agreement, a Testing Period means a single period consisting of the most recent four consecutive fiscal quarters ending on the covenant determination date. As of January 31, 2017, the Company was not required to calculate the First Lien Leverage Ratio as the Company has not borrowed 25% or $50.0 million under the Secured Revolving Facility. The following table discloses the maximum First Lien Leverage Ratios permitted under the Credit Agreement:

Testing Period Ending	Maximum Ratio
April 30, 2014 through October 31, 2014	6.75 to 1.00
November 1, 2014 through October 31, 2015	6.50 to 1.00
November 1, 2015 through October 31, 2016	6.25 to 1.00
November 1, 2016 through October 31, 2017	6.00 to 1.00
November 1, 2017 and thereafter	5.75 to 1.00
"First Lien Leverage Ratio" is generally defined in the Credit Agreement as the ratio of (i) the sum of the aggregate principal amount of the Company's and its restricted subsidiaries' indebtedness for borrowed money, principal amount of capital lease obligations and debt obligations evidenced by bonds, promissory notes, debentures or debt securities that is secured by a first priority lien on the collateral minus unrestricted cash and cash equivalents held by the Company and its restricted subsidiaries in each case set forth in the Credit Agreement to (ii) Consolidated EBITDA. Consolidated EBITDA is generally defined in the Credit Agreement as income (loss) from continuing operations before repositioning expenses, interest expense, foreign exchange losses reclassified from other comprehensive income (loss), refinancing expenses, acquisition-related costs, gains and losses on sale of capital assets, income taxes, asset impairment charges, depreciation and amortization, stock-based compensation expense, consulting costs related to the Company's operational initiatives, purchase accounting adjustments, other income and expenses, non-cash charges, expenses related to the DPP Acquisition, pro forma cost savings from operational excellence initiatives and plant consolidations, pro forma synergies from the DPP Acquisition, and proceeds from business interruption insurance, among other adjustments. Consolidated EBITDA is not equivalent to Adjusted EBITDA, which as discussed in Note 10, is the Company's measure of segment performance.

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

The Company is required to make the following mandatory prepayments in respect of the Secured Term Loans: (i) 50% of Excess Cash Flow (as defined in the Credit Agreement) when the Company maintains a First Lien Leverage Ratio of greater than 4.00 to 1.00, with step downs to (a) 25% when the Company maintains a First Lien Leverage Ratio of less than or equal to 4.00 to 1.00 but greater than 3.50 to 1.00 and (b) 0% when the Company maintains a First Lien Leverage Ratio of less than or equal to 3.50 to 1.00; (ii) 100% of the net cash proceeds of certain asset sales (including insurance and condemnation proceeds), subject to thresholds, reinvestment rights and certain other exceptions; and (iii) 100% of the net cash proceeds of issuances of debt obligations, subject to certain exceptions and thresholds. "Excess Cash Flow" is generally defined as Consolidated EBITDA (as defined in the Credit Agreement) plus, (i) decreases in working capital, (ii) extraordinary or nonrecurring income or gains and (iii) certain other adjustments, minus, (a) increases in working capital, (b) cash interest, (c) cash taxes, (d) cash capital expenditures (e) scheduled debt amortization and (f) certain other adjustments. As the Excess Cash Flow calculation is performed annually, no payment is due for the three months ended January 31, 2017. No Excess Cash Flow payment was required for fiscal 2016. The Company may voluntarily repay borrowings under the Credit Facility at any time.
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
As of January 31, 2017, the Company was in compliance with the covenants in the Credit Facility.
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

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

On and after February 1, 2017, the Company may redeem all or a portion of the Notes at the applicable redemption prices set forth below (expressed as percentages of principal amount redeemed), plus unpaid interest accruing on the principal amount redeemed to the Redemption Date:

Year	%
2017	105.625
2018	103.750
2019	101.875
2020 and thereafter	100.000
In addition, we may redeem all of the Notes at a redemption price equal to the principal amount redeemed, plus unpaid interest accruing to the Redemption Date, upon certain adverse changes in applicable tax laws.
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
As of January 31, 2017, the Company was in compliance with the covenants in the Indenture.
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
The Company receives research and development loans from the Austrian government. The loans hold various interest rates and have maturity dates through March 31, 2020. The aggregate current balance of these loans as of January 31, 2017 is $3.0 million.
In May 2011, Gallus entered into an agreement with St. Louis County under the county's Chapter 100 program. Under the program, Gallus transferred title of the St. Louis location's buildings and property to St. Louis County in exchange for St. Louis County, Missouri Taxable Industrial Revenue Bonds (Chapter 100 Bonds) of equal value. Gallus then simultaneously leased back the land and facility from St. Louis County. The proceeds of principal and interest on the Chapter 100 Bonds are equal to the lease payment obligations on the Loan. This arrangement was acquired by the Company through the acquisition of Gallus Pharmaceuticals in September 2014.
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
The Company has possessory and equitable title to the property, and at any time can purchase legal title for a nominal fee. In addition, as the holder of the bonds, the Company can waive any default on the lease payments. As the Company retains all

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

benefits of ownership and can take title at any time, at which point the bonds it holds would be redeemed to settle its obligations under the lease agreement, the Company has concluded the land and personal property continue to be assets and are recorded on the consolidated balance sheets.
6.    PENSION AND POST-RETIREMENT BENEFITS
Employee future benefits
The components of net periodic benefit cost from continuing operations for the defined benefit plans and other benefit plans for the three months ended January 31, 2017 and 2016 were as follows:

	Three months ended January 31,
	2017		2016
	Defined benefit pension plans	Other benefit plans	Defined benefit pension plans	Other benefit plans
	$	$	$	$
Service cost	0.6	—	0.5	—
Interest cost	1.0	0.1	1.3	0.1
Expected return on plan assets	(1.0)	—	(1.3)	—
Amortization of actuarial loss	0.7	—	0.4	—
Net periodic benefit costs	1.3	0.1	0.9	0.1
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
The Company recognizes a termination liability for the Company's Italy operations. In accordance with Italian severance pay statutes, an employee benefit is accrued for service to date and is payable when the employee's employment with the Company ceases. The termination indemnity liability is calculated in accordance with local civil and labor laws based on each employee's length of service, employment category and remuneration. The Italian termination liability is adjusted annually by a cost-of-living index provided by the Italian government. Although there is no vesting period, the Italian government has established private accounts for these benefits and has required the Company to contribute $3.9 million and $3.4 million in fiscal 2017 and 2016, respectively, to these accounts, with additional contributions in the future. The liability recorded in the consolidated balance sheets is the amount to which the employees would be entitled if their employment with the Company ceased. The related expenses for the three months ended January 31, 2017 and 2016 was $0.9 million and $0.7 million, respectively.
The employee future benefit expense recorded in continuing operations in connection with defined benefit pension plans, other post-retirement benefit plans and the unfunded termination indemnities for the three months ended January 31, 2017 and 2016 was $2.3 million and $1.7 million, respectively.
7.    EARNINGS (LOSS) PER SHARE
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
The details of the computation of basic and diluted earnings (loss) per ordinary share are as follows:

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

	Three months ended January 31,
	2017	2016
Numerator (in millions):
Income (loss) from continuing operations	$28.3	$(20.0)
Loss from discontinued operations	$—	$(2.1)

Denominator:
Weighted-average number of shares of ordinary shares - basic	145,128,652	115,609,756
Effect of dilutive securities:
Restricted stock units	1,139,918	—
Stock options	17,170	—
Weighted-average number of shares of ordinary shares - diluted	146,285,740	115,609,756

Earnings (loss) per ordinary share - basic:
From continuing operations	$0.19	$(0.17)
From discontinued operations	$—	$(0.02)

Earnings (loss) per ordinary share - diluted:
From continuing operations	$0.19	$(0.17)
From discontinued operations	$—	$(0.02)

8.    STOCK BASED COMPENSATION
A summary of equity based compensation expense recognized during the three months ended January 31, 2017 and 2016 is as follows:

	Three months ended January 31,
	2017	2016
	$	$
Management Equity Incentive Plan (MEIP)	2.3	1.0
Restricted Stock Units	1.3	—
Stock Options	0.4	—
Stock Based Compensation Expense	4.0	1.0
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

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

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
If any employee is terminated for any reason prior the achievement of the above vesting conditions, all unvested units in any class are forfeited.
A summary of the MEIP activity for the three months ended January 31, 2017 is as follows:

	Class B	Class C	Class D	Class E	Total	Weighted Average Fair Value
Outstanding as of October 31, 2016	59,290	8,470	8,470	8,470	84,700	$687.27
Forfeited	(288)	(50)	(50)	(50)	(438)	$870.09
Outstanding as of January 31, 2017	59,002	8,420	8,420	8,420	84,262	$686.32
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

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

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
The Company previously expensed the service-based Class B units using the graded vesting attribution method and is continuing to do so after the allocation of MEIP shares. In addition, the allocation of MEIP shares and MEIP RSUs in respect to the MEIP units resulted in an increase in fair value from the value attributed to the service-based Class B units at the time of the IPO, which the Company will expense on a straight line basis over the five year period following the IPO date, which represents the requisite service period of the MEIP RSUs. In total, the Company recorded $1.5 million and $1.0 million of compensation expense for the three months ended January 31, 2017 and 2016, respectively, relating to these units. The total unrecognized compensation expense for the Service-based Class B units is $10.5 million, which is expected to be recognized through fiscal 2021.
For the Exit Event Class B units, the allocation of MEIP shares and MEIP RSUs resulted in an increased fair value which will serve as the basis for recognizing compensation expense for these units. The fair value of the MEIP RSUs will be expensed on a straight line basis over five years, starting with the IPO date. The Company recognized $0.2 million of compensation expense for the three months ended January 31, 2017. The fair value of the MEIP shares issued in respect of the Exit Event Class B units will remain unrecognized until an Exit Event occurs. The total unrecognized compensation expense for the MEIP shares and MEIP RSUs issued in respect of the Exit Event Class B units is $32.3 million, of which $3.8 million is expected to be recognized through fiscal 2021 and the remaining amount expensed on the occurrence of an Exit Event.
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
In addition, the Company recognized $0.6 million of compensation expense for the three months ended January 31, 2017 to account for the remaining fair value of the C, D and E MEIP units and the incremental fair value that resulted from the conversion to MEIP shares and MEIP RSUs. The compensation expense will be recorded on a straight line basis over five years. The total unrecognized compensation expense for the C, D, and E units is $10.2 million, which will be recognized through fiscal 2021.
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
Restricted Stock Units
At the time of the IPO, the Company granted a total of (i) 460,801 restricted stock units to certain members of management and (ii) 59,525 restricted stock units to non-employee directors (collectively, the "Standard RSUs"), excluding the MEIP RSUs outlined above. The Standard RSUs granted to management vest in equal installments over three years and the Standard RSUs granted to non-employee directors vested on November 1, 2016. The Standard RSUs are not subject to performance based criteria and have a fair value of $21.00, the stock price at the date of grant.

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

On November 1, 2016, the Company granted 6,000 additional Standard RSUs to members of management, which vest in equal installments over three years. These Standard RSUs have a fair value of $25.61, the stock price at the date of the grant.
In the first quarter of fiscal 2017, the Company issued 59,525 ordinary shares for the vested restricted stock units granted to non-employee directors. To satisfy certain tax withholding requirements, the Company purchased 4,915 of these shares at the vesting date fair value of $25.61. These shares are currently being held at cost as treasury shares on the balance sheet.
During the three months ended January 31, 2017, $1.3 million of stock compensation expense was recognized in relation to the Standard RSUs. As of January 31, 2017, unrecognized stock compensation expense related to Standard RSUs was $5.5 million, which will be recognized through fiscal 2019.
A summary of Standard RSUs activity for the three months ended January 31, 2017 is as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
		$
Outstanding as of October 31, 2016	450,184	21.00
Granted	6,000	25.61
Vested	(59,525)	21.00
Outstanding as of January 31, 2017	396,659	21.07
As of January 31, 2017, no Standard RSUs have been forfeited.
Stock Options
At the time of the IPO, the Company granted 1,145,338 stock options to certain members of management. The stock options were granted with an exercise price of $21.00 per share, with 431,052 of the granted stock options ("Regular Options") vesting equally over three years. The remaining stock options ("EBITDA Options") were granted to a senior officer and vest based on performance based criteria, using Credit Agreement Adjusted EBITDA as the performance metric. Credit Agreement Adjusted EBITDA is defined as the Company's Adjusted EBITDA, as defined in Note 10, plus pro forma cost savings, synergies and pre-acquisition results.
The estimated fair value of stock options granted at the time of the IPO is $8.29 per option and was estimated using a Black-Scholes valuation model, using the following assumptions:

Risk free interest rate	1.3%
Expected volatility	39.4%
Expected life of options (in years)	6.0
Dividend yield	—%
On November 1, 2016, the Company granted 9,000 additional Regular Options to members of management. The options were granted with an exercise price of $25.61 and vest equally over three years. The estimated fair value of these options is $9.69 and was estimated using a Black Scholes valuation model, using the same assumptions as used for the options awarded as part of the IPO.
During the three months ended January 31, 2017, $0.4 million of stock compensation expense was recognized in relation to stock options. No expense was recognized in relation to the EBITDA Options, as the performance based criteria is deemed not probable as of January 31, 2017. As of January 31, 2017, total unrecognized compensation expense related to unvested Regular Options was $1.6 million, which is expected to be recognized through fiscal 2019, and total unrecognized compensation expense for the unvested EBITDA Options was $5.9 million, which will be recognized over the requisite service period when the performance based criteria is deemed probable to occur.
A summary of stock option activity for the three months ended January 31, 2017 is as follows:

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

	Stock Options	Weighted Average Fair Value
		$
Outstanding as of October 31, 2016	1,021,584	8.29
Granted	9,000	9.69
Outstanding as of January 31, 2017	1,030,584	8.30
As of January 31, 2017, no stock options have been forfeited or exercised.
9.    FINANCIAL INSTRUMENTS, FAIR VALUE AND RISK MANAGEMENT
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
The fair value is principally applied to financial assets and liabilities such as derivative instruments consisting of foreign exchange forward contracts, available-for-sale securities relating to Republic of Austria bonds, held-for-trading securities relating to the Company's U.S. deferred compensation plan, and a liability relating to an earnout payment on future Biologics operating results. The following table provides a summary of the financial assets and liabilities that are measured at fair value as of January 31, 2017 and October 31, 2016:

	Fair value measurement at January 31, 2017				Fair value measurement at October 31, 2016
Assets measured at fair value	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$	$	$	$
Foreign exchange forward contracts	—	1.0	—	1.0	—	—	—	—
Available-for-sale securities	1.4	—	—	1.4	1.4	—	—	1.4
Held-for-trading securities	—	1.4	—	1.4	—	1.4	—	1.4
Total assets	1.4	2.4	—	3.8	1.4	1.4	—	2.8

	Fair value measurement at January 31, 2017				Fair value measurement at October 31, 2016
Liabilities measured at fair value	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$	$	$	$
Foreign exchange forward contracts	—	—	—	—	—	2.7	—	2.7
Earnout liability	—	—	37.4	37.4	—	—	33.8	33.8
Total liabilities	—	—	37.4	37.4	—	2.7	33.8	36.5
Level 1 - Based on quoted market prices in active markets.
Level 2 - Inputs, other than quoted prices in active markets, that are observable, either directly or indirectly.
Level 3 - Unobservable inputs that are not corroborated by market data.
The following table presents the fair value of the Company's derivative financial instruments and their classifications on the consolidated balance sheets as of January 31, 2017 and October 31, 2016:

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

	Assets as of January 31, 2017		Assets as of October 31, 2016
	Balance sheet location	Fair value	Balance sheet location	Fair value
		$		$
Foreign exchange forward contracts	Prepaid expenses and other	1.0	Prepaid expenses and other	—
Available-for-sale securities	Investments	1.4	Investments	1.4
Held-for-trade securities	Investments	1.4	Investments	1.4
Total		3.8		2.8

	Liabilities as of January 31, 2017		Liabilities as of October 31, 2016
	Balance sheet location	Fair value	Balance sheet location	Fair value
		$		$
Foreign exchange forward contracts	Accounts payable and accrued liabilities	—	Accounts payable and accrued liabilities	2.7
Earnout liability	Other long-term liabilities	37.4	Other long-term liabilities	33.8
Total		37.4		36.5
The Company has the option to net settle its derivatives with the counter party under the terms of its contracts and as such any unrealized positions are recorded net. As of January 31, 2017, the Company had gross unrealized gains of $1.5 million and gross unrealized losses of $0.5 million under its derivative contracts. As of October 31, 2016, the Company had gross unrealized losses of $2.7 million and gross unrealized gains of less than $0.1 million under its derivative contracts.
Long-term obligations
As of January 31, 2017, the fair values and carrying values of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	$	$	$	$	$
Long-term debt, including current portion	—	2,154.2	—	2,154.2	2,106.2
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
As of January 31, 2017, the Company's Canadian operations had entered into foreign exchange forward contracts to sell a net aggregate amount of $72.7 million (USD). These contracts hedge the Canadian operations expected exposure to U.S. dollar denominated receivables and mature at the latest on December 22, 2017, at an average exchange rate of $1.3180 Canadian dollars per U.S. dollar. The mark-to-market value of these financial instruments as of January 31, 2017 was a net unrealized gain of $1.0 million, which has been recorded in accumulated other comprehensive income in shareholders' deficit, net of associated income tax.

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

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
The Company adjusted the earnout value to its estimated fair value as of January 31, 2017 to $37.4 million. The Company recorded $3.6 million of expense and $4.9 million of income in the three months ended January 31, 2017 and 2016, respectively, relating to marking the liability to its estimated fair value. The January 31, 2017 earnout valuation applies an asset volatility of 30% and an asset beta of 0.9. A 1% change in asset volatility would have an impact on the value of +/- $0.2 million while a 0.1 change in beta would have an impact on the value of +/- $0.4 million. Assumptions are Level 3 in nature.
The earnout liability activity is summarized as follows for the three months ended January 31, 2017:

Total
$
Balance at October 31, 2016	33.8
Change in fair value	3.6
Balance at January 31, 2017	37.4
The change in fair value relating to the earnout is recorded in other operating income on the consolidated statements of operations.
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

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

Foreign exchange risk
As of January 31, 2017, the Company operated in Canada, the United States, Italy, France, the United Kingdom, The Netherlands, Australia, Germany, Austria, and Japan. Foreign exchange risk arises because the value of the local currency receivable or payable for transactions denominated in foreign currencies may vary due to changes in exchange rates ("transaction exposures") and because the non-U.S. dollar denominated financial statements of the Company may vary on consolidation into the reporting currency of U.S. dollars ("translation exposures").
The Company's most significant transaction exposure is from its Canadian operations. Approximately 90% of the cash receipts and 15% of the cash outflows relating to Canadian operations are transacted in U.S. dollars. As a result, the Company may experience transaction exposures because of volatility in the exchange rate between the Canadian and U.S. dollar. Based on the Company's current U.S. denominated net inflows, as of January 31, 2017, fluctuations of +/- 10% would, everything else being equal, have an effect on quarterly (loss) income before income taxes of approximately +/- $3.0 million, prior to hedging activities.
The objective of the Company's foreign exchange risk management activities is to minimize transaction exposures and the resulting volatility of the Company's earnings. The Company manages this risk by entering into foreign exchange contracts. As of January 31, 2017, the Company has entered into foreign exchange contracts to cover approximately 71% of its Canadian-U.S. dollar cash flow exposures for the next twelve months.
The amount of the Company's Euro denominated debt designated as a hedge against its net investment in its subsidiaries in Austria, The Netherlands, Germany, France and Italy, is €464.3 million as of January 31, 2017. This hedge was originally designated in March 2014 as a part of the Company's acquisition of manufacturing sites from DSM and is re-designated on a quarterly basis. As of January 31, 2017, the balance of the net investment hedge was $79.3 million and is included in accumulated other comprehensive income (loss) in members' deficit. Any unrealized exchange losses are included in the consolidated statement of operations due to ineffectiveness.
The following table summarizes the net investment hedge foreign exchange activity for the three months ended January 31, 2017 and 2016 since net investment hedge inception:

	Three months ended January 31,
	2017	2016
	$	$
Foreign exchange gain for the period from net investment hedge	8.6	8.0
Release of ineffective portion of net investment hedge to consolidated statement of operations	—	(1.1)
Net gain to other comprehensive income (loss) for the period related to net investment hedge	8.6	6.9
Translation gains and losses related to certain foreign currency denominated intercompany loans are included as part of the net investment in certain foreign subsidiaries, and are included in accumulated other comprehensive income (loss) in shareholders' deficit.
The following table summarizes the foreign currency activity on the intercompany loans that are included as part of the net investment in certain foreign subsidiaries for the three months ended January 31, 2017 and 2016 since net investment hedge inception:

	Three months ended January 31,
	2017	2016
	$	$
Foreign exchange loss for the period from long-term intercompany loan revaluation	—	(0.8)
Credit risk
Credit risk arises from cash and cash equivalents held with banks and financial institutions, derivative financial instruments (foreign exchange contracts with positive fair values), and credit exposure to customers, including outstanding accounts receivable. The maximum exposure to credit risk is equal to the carrying value of the financial assets.

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

The objective of managing counterparty credit risk is to prevent losses in financial assets. The Company regularly assesses the credit quality of the counterparties, taking into account their financial position, past experience and other factors. Management also regularly monitors the utilization of credit limits. In cases where the credit quality of a customer does not meet the Company's requirements, a cash deposit is received before any services are provided. As of January 31, 2017 and October 31, 2016, the Company held deposits of $4.9 million and $4.3 million, respectively.
Liquidity risk
Liquidity risk arises when financial obligations exceed financial assets available at a particular point in time. The Company's objective in managing liquidity risk is to maintain sufficient readily available reserves in order to meet its liquidity requirements at all times. The Company mitigates liquidity risk by maintaining cash and cash equivalents on-hand and through the availability of funding from credit facilities. As of January 31, 2017, the Company was holding cash and cash equivalents of $89.0 million and had undrawn lines of credit available to it of $188.9 million.
10.    SEGMENT INFORMATION
The Company’s four operating segments are: North America DPS, Europe DPS, PDS and DSS. The North America DPS and Europe DPS operating segments meet the aggregation criteria to be presented as one DPS reportable segment. As a result, the Company has three reportable segments: DPS, PDS and DSS. Costs relating to Corporate operations are classified as Other.
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

	Three months ended January 31, 2017
	DPS	PDS	DSS	Other	Total
	$	$	$	$	$
Revenues	275.2	52.3	129.9	—	457.4
Adjusted EBITDA	61.4	16.3	32.0	(27.2)	82.5
Depreciation and amortization	15.3	1.8	9.7	0.8	27.6
Capital expenditures	36.9	1.4	17.9	2.8	59.0

	Three months ended January 31, 2016
	DPS	PDS	DSS	Other	Total
	$	$	$	$	$
Revenues	258.5	48.5	98.9	—	405.9
Adjusted EBITDA	55.1	13.8	14.8	(24.7)	59.0
Depreciation and amortization	14.8	1.2	9.9	0.5	26.4
Capital expenditures	45.0	9.7	7.3	2.2	64.2
The Company evaluates the performance of its segments based on segment Adjusted EBITDA. The Company's Adjusted EBITDA is income (loss) from continuing operations before repositioning expenses (including certain product returns and inventory write-offs recorded in gross profit), interest expense, foreign exchange losses reclassified from other comprehensive income (loss), refinancing expenses, acquisition and integration costs (including certain product returns and inventory write-offs recorded in gross profit), gains and losses on sale of capital assets, Biologics earnout income and expense, income taxes, impairment charges, remediation costs, depreciation and amortization, stock-based compensation expense, consulting costs related to our operational initiatives, purchase accounting adjustments, acquisition-related litigation expenses and other income and expenses. Adjusted EBITDA is one of several metrics used to measure segment operating performance and is also used to determine executive compensation. "Adjusted EBITDA margin" is Adjusted EBITDA as a percentage of revenues. The Company's presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies and is not equivalent to "Consolidated EBITDA" as defined in the Credit Agreement (as discussed in Note 5).
Below is a reconciliation of Adjusted EBITDA to its most comparable U.S. GAAP measure.

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

	Three months ended January 31,
	2017	2016
	$	$
Total Adjusted EBITDA	82.5	59.0
Depreciation and amortization	(27.6)	(26.4)
Repositioning expenses (1)	(1.3)	(1.2)
Acquisition and integration costs	(3.5)	(2.6)
Interest expense, net	(28.2)	(43.8)
Benefit from income taxes	21.3	0.7
Operational initiatives related consulting costs	(1.1)	(1.4)
IPO costs	—	(0.4)
Acquisition related litigation expenses	(2.3)	(1.0)
Stock based compensation expense	(4.0)	(1.0)
FDA remediation costs	—	(8.4)
Environmental remediation costs	(3.7)	—
Other	(3.8)	6.5
Net income (loss) from continuing operations	28.3	(20.0)
(1) Repositioning expenses for the three months ended January 31, 2017 includes $0.7 million of inventory reserves related to the Swindon wind down recorded in cost of goods sold.
As illustrated in the table below, revenues are attributed to countries based on the location of the customer's billing address, capital assets are attributed to the country in which they are located and goodwill is attributed to the country in which the entity to which the goodwill pertains is located:

	As of and for the three months ended January 31, 2017
	Canada	US*	Europe	Other**	Total
	$	$	$	$	$
Revenues	7.0	301.1	132.7	16.6	457.4
Capital Assets	104.3	528.9	356.2	14.8	1,004.2
Goodwill	2.6	269.4	7.3	2.2	281.5
* Includes Puerto Rico
** Primarily includes Japan

	As of and for the three months ended January 31, 2016
	Canada	US*	Europe	Other**	Total
	$	$	$	$	$
Revenues	7.3	271.8	111.9	14.9	405.9
Capital Assets	91.6	466.6	314.5	15.5	888.2
Goodwill	2.5	272.3	7.3	2.0	284.1
* Includes Puerto Rico
** Primarily includes Bermuda, Japan and other Asian countries

11.    REPOSITIONING EXPENSES
During the three months ended January 31, 2017, the Company incurred $0.6 million in repositioning expenses, respectively, primarily from severance payments resulting from operational initiatives. In addition, the Company recorded inventory reserves of $0.7 million for raw material and work in process inventory associated with the final phase of the winding down of the older section of the Swindon facility ("Swindon wind down") to allow us to re-purpose that area, which was expensed through cost of goods sold.
During the three months ended January 31, 2016, the Company incurred $1.2 million in repositioning expenses, primarily from severance payments resulting from a realignment of DPS operations.

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

The following is a summary of these expenses and other charges associated with operational improvements as of and for the three months ended January 31, 2017 and 2016:

	As of and for the three months ended January 31, 2017
	DPS	PDS	DSS	Other	Total
	$	$	$	$	$
Total repositioning liability at October 31, 2016					5.4
Employee-related expenses	0.2	—	—	0.4	0.6
Repositioning expenses paid					(1.5)
Foreign exchange					0.1
Total repositioning liability at January 31, 2017					4.6
The balance of repositioning liabilities as of January 31, 2017 was recorded in accounts payable and accrued liabilities on the consolidated balance sheet. The Company does not have any long-term repositioning liabilities as of January 31, 2017.

	As of and for the three months ended January 31, 2016
	DPS	PDS	DSS	Other	Total
	$	$	$	$	$
Total repositioning liability at October 31, 2015					22.9
Employee-related expenses	1.1	—	0.1	—	1.2
Repositioning expenses paid					(18.7)
Foreign exchange					(0.5)
Total repositioning liability at January 31, 2016					4.9
The balance of repositioning liabilities as of January 31, 2016 was recorded in accounts payable and accrued liabilities on the consolidated balance sheet. The Company does not have any long-term repositioning liabilities as of January 31, 2016.
12.    RELATED PARTIES
Related Party Transactions
JLL Partners
The Company has a service agreement with JLL Partners Inc. and some JLL Partners affiliates whereby the Company will reimburse the parties for management, consulting, financial, and other business services provided under the agreement. The amounts spent on these services, as well as the amounts payable outstanding in relation to these services, are shown in the tables below.
DSM
The Company has transition service agreements ("TSAs") with DSM resulting from the DPP Acquisition whereby DSM performs certain shared service functions on behalf of the Company. Additionally, the Company performs certain services on behalf of DSM. The revenue and expenses relating to these services, as well as the accounts receivable and payable outstanding in relation to these services, are shown in the tables below.
BLS
The Company has a management service agreement with BLS whereby the Company will provide various management, financial, legal and other business services to BLS. The expenses relating to these services are charged to BLS and the related accounts receivable outstanding in relation to these services are shown in the tables below. We performed production services for BLS in the first quarter of fiscal 2016 before BLS sold their commercial business to a third party.

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

	Three months ended January 31,
Revenues/Expenses	2017	2016
	$	$
JLL Partners Expenses	—	0.1

DSM Revenues	0.2	0.1
DSM Expenses	3.2	2.7

Banner Life Sciences Revenues	—	6.5

	Balances as of
Accounts Receivable/Payable Balances	January 31, 2017	October 31, 2016
	$	$
DSM Accounts Receivable	0.4	0.4
DSM Accounts Payable	0.2	0.2

Banner Life Sciences Accounts Receivable	0.7	1.1
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
Chemiepark
The Company holds a 47.5% interest in Chemiepark, a company tasked with providing fire protection for the chemicals site in Linz, Austria.

	Values as of
Equity Method Investment Values	January 31, 2017	October 31, 2016
	$	$
Banner Life Sciences	2.7	2.9
Percivia	5.7	5.7
Chemiepark	0.1	0.1
Total	8.5	8.7
Investment carrying values are presented within investments in the consolidated balance sheets.

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

	Three months ended January 31,
Equity Method (Loss)/Gain	2017	2016
	$	$
Banner Life Sciences	(0.1)	1.8
Percivia	—	0.1
Total	(0.1)	1.9
Equity method earnings are presented within other income in the consolidated statement of operations.
13.    INCOME TAXES
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
For the three months ended January 31, 2017 and 2016, the Company recorded a benefit from income taxes in continuing operations of $21.3 million and $0.7 million, respectively. The increase in tax benefit for the three months ended January 31, 2017 was primarily attributable to changes in the Company’s jurisdictional combination of pre-tax income, the Company’s change in tax classification of a United States subsidiary ("US subsidiary") and changes to other discrete tax items, which may have unique tax implications, depending on the nature of the item.
In the first quarter of fiscal 2017, the Company filed an election to change the tax classification of a US subsidiary from a partnership to an association taxable as a corporation. As a result of the change in tax classification, the Company recognized a $28.3 million deferred tax benefit related to the change in its deferred tax assets and liabilities. The Company previously accounted for the deferred tax basis difference using outside basis of the partnership's investments. The Company derecognized the deferred tax liability for the outside basis difference and recognized deferred tax assets and liabilities for existing temporary differences between the tax basis and financial reporting basis of the assets and liabilities of the subsidiary.
Valuation allowances are provided to reduce the related deferred income tax assets to an amount which will, more likely than not, be realized. As of January 31, 2017, the Company has multiple subsidiaries that continue to maintain either full or a partial valuation allowances on its deferred tax assets as there is not sufficient evidence to support the reversal of all or some portion of these allowances. However, given current and anticipated future earnings in the Company's Austrian subsidiaries, the Company believes that within the next twelve months there is a reasonable possibility positive evidence will become available that would allow the release of all or a portion of the valuation allowance recorded at the Company’s Austrian subsidiaries.
The Company evaluates uncertain tax positions on a quarterly basis and considers various factors, including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, information obtained during in process audit activities and changes in facts or circumstances related to a tax position. The Company also accrues for potential interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statement operations. As of January 31, 2017, the Company did not have a material change in the total amount of unrecognized tax positions and does not expect a material change over the next twelve months.
14.    OTHER INFORMATION
Foreign exchange
During the three months ended January 31, 2017 and 2016, the Company recorded a foreign exchange loss of $4.8 million and $4.3 million, respectively. These amounts resulted from hedge and operating exposures.
Management Incentive Plan
On March 11, 2014, the Company adopted the Management Long-Term Incentive Plan (the "LTIP") to provide long-term incentives to select key management employees of Patheon and its subsidiaries who have contributed and are expected to

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

contribute materially to the success of the Company, and to reward outstanding performance by such employees. Leadership, key positions or identified key talent may be invited to participate in the LTIP during an identified plan year. Compensation is payable under this plan upon an Exit Event by the controlling investors of the Company (JLL and DSM), if the participant is still employed by the Company, or a qualifying termination, as defined.
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
Under the LTIP, the Company has granted $9.6 million in outstanding awards from March 11, 2014 through January 31, 2017, all of which vest over a five-year period. Through January 31, 2017, the Company has paid out $0.1 million in payments due to qualified terminations. The Company does not accrue for the overall payout as the Exit Event is deemed to not be probable until the actual occurrence of the event.
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
In October 2015, the court granted Patheon’s motion for summary judgment with respect to all of Procaps’ remaining claims in this matter. In November 2015, Procaps filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit (the ‘‘11th Circuit Court’’). Procaps filed its initial brief with the 11th Circuit Court in February 2016 and we filed our reply brief in May 2016. Procaps filed its reply to our reply brief in June 2016. The 11th Circuit Court heard oral argument in this matter in November 2016 and in December 2016 affirmed the District Court's decision in favor of Patheon.
In May 2016, Procaps filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce. The request for arbitration involves the above-mentioned collaboration agreement. Procaps alleges that (i) Patheon’s acquisition of Banner violated the exclusivity provision of the collaboration agreement, (ii) Patheon failed to return or destroy confidential information of Procaps, (iii) Patheon was unjustly enriched by obtaining the benefit of such confidential information to which it was not entitled, and (iv) Patheon breached implied duties of good faith and fair dealing in carrying out the collaboration agreement. Procaps seeks (i) with respect to the alleged breaches, compensatory damages and (ii) with respect to the claim for unjust enrichment, (a) disgorgement of profits received by Patheon by using any confidential information of Procaps, (b) repayment for all payments made to Patheon pursuant to the collaboration agreement, and (c) payment for the

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

value of any intellectual property associated with the collaboration agreement. The Company filed its answer to the request for arbitration with the International Court of Arbitration of the International Chamber of Commerce in June 2016. The arbitration hearing on the merits in this matter is currently scheduled for March 2017.
The Company has not included any accrual in the consolidated financial statements as of January 31, 2017 related to these matters as a result of its assessment that the likelihood of a material loss in connection with these matters is not probable. However, an adverse outcome in this matter could have a material adverse effect on the Company’s business, results of operations and financial condition.
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
Defendants removed the action to the United States District Court for the Eastern District of Pennsylvania ("Pennsylvania District Court"). In September 2016, the Pennsylvania District Court remanded the action back to the Court of Common Pleas in Philadelphia. Defendants appealed the order of remand and, in February 2017, the United States Court of Appeals for the Third Circuit reversed and vacated the Pennsylvania District Court's remand order and remanded the matter to the Pennsylvania District Court for further proceedings. As the litigation is at an early stage, the Company is unable to estimate the potential damages for which the Company may be directly or indirectly liable.
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
Statements of cash flows non-cash investing and financing activities

Notes to Unaudited Consolidated Financial Statements for the Three Months Ended January 31, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

	Three months ended January 31,
	2017	2016
Non-cash financing activities:	$	$
Assumption of earnout liability from the Partnership (1)	—	36.0
Increase in capital lease obligations	0.6	—
(1) Refer to Note 9 for further information

15.    SUBSEQUENT EVENTS
On February 1, 2017, the Company completed its acquisition ("Roche Acquisition") of an API facility in Florence, SC from Hoffman-La Roche Ltd. ("Roche") for $1.0 million in cash, plus a payment for certain associated inventory and spare parts. Roche has agreed to provide funds for certain accounts payable, capital expenditures and other liabilities of the facility. Additionally, the Company entered into a multi-year supply arrangement to manufacture certain products for Roche.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is designed to provide a better understanding of our consolidated financial statements, including a brief discussion of our business, key factors that impact our performance and a summary of our operating results. The following discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in this Form 10-Q and with our audited consolidated financial statements and notes included in our 2016 Form 10-K.
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
Patheon N.V. (“Patheon” or "the Company") was formed on December 24, 2013, as Patheon Coöperatief U.A., a Dutch cooperative with excluded liability for its members (coöperative met uitgesloten aansparkelijkheid) and a wholly owned indirect subsidiary of JLL/Delta Patheon Holdings, L.P. (the “Partnership”), which in turn is owned 51% by JLL Patheon Co-

Investment Fund L.P. ("JLL") and 49% by Koninklijke DSM N.V. ("DSM"). On June 3, 2016, the Company was converted into a Dutch limited liability company (naamloze vennootschap) and changed its name to Patheon N.V.
On July 21, 2016, the Company amended its articles of association, resulting in a split of the Company's ordinary shares and a $1.2 million contribution by the Partnership to the Company's equity capital in connection with the share split. This share split and capital contribution resulted in a total of 115,609,756 ordinary shares outstanding at a par value of €0.01 per share.
On July 21, 2016, the Company consummated an initial public offering ("IPO") of an additional 29,464,286 ordinary shares at a public offering price of $21.00 per share, which included 4,464,286 ordinary shares sold pursuant to the option granted to the underwriters to purchase additional ordinary shares from the Company. As part of the IPO, DSM sold 4,761,905 ordinary shares distributed to them in connection to their Partnership ownership to the public. A total of 34,226,191 ordinary shares were sold in connection to the IPO. The Company did not receive any proceeds from the ordinary shares sold by DSM. The IPO was completed on July 26, 2016.
Ordinary shares owned by the public constitute approximately 24% of the Company. Through their respective ordinary shares, JLL, DSM and the Partnership own approximately 38%, 34% and 4% of the Company. The Partnership's ownership comprises of shares held for the benefit of certain employees.
As the Company has done historically, we will continue to evaluate and pursue strategic investments and acquisitions to support expanding customer needs, complement our existing platform and broaden our capabilities in high value-added product and services offerings in response to market demand. Targets of these strategic investments and acquisitions may include existing CDMO businesses, business operating in logical adjacencies and facilities currently operated by our clients or other pharmaceutical or biotechnology companies for their internal production purposes.
In addition, we have streamlined and rationalized our business:

•	We launched our OneSource initiative in 2015 which combines drug substance and drug product development and manufacturing into a single customized solution.

•
Over the prior two years, we sold our DPx Fine Chemicals business, our Biosolutions business and our Banner Pharmacaps entity in Mexico. Additionally, we spun off Banner Life Sciences, our proprietary products business, into a separate legal entity.

•
On February 1, 2017, we completed an acquisition of an API facility in Florence, SC. With this acquisition, the Company expanded its capacity for manufacturing highly potent compounds and added capabilities to support solid state chemistry, micronization and future commercial spray drying.

•	We outsourced certain IT, finance and procurement back-office support functions.
Selected Financial Results
The following is a summary of certain key financial results for the three months ended January 31, 2017 (a more detailed discussion is contained in "Results of Operations" below):

•
Revenues for the three months ended January 31, 2017 increased $51.5 million, or 12.7%, to $457.4 million from $405.9 million for the three months ended January 31, 2016. On a constant currency basis, revenue would have increased $55.3 million, or 13.6%.

•	Gross profit for the three months ended January 31, 2017 increased $30.8 million, or 31.1%, to $129.7 million from $98.9 million for the three months ended January 31, 2016.

•	Net income from continuing operations for the three months ended January 31, 2017 was $28.3 million, compared to a net loss of $20.0 million for the three months ended January 31, 2016.

•	Adjusted EBITDA for the three months ended January 31, 2017 increased $23.5 million to $82.5 million, from $59.0 million for the three months ended January 31, 2016.
Opportunities and Trends
Our target markets include the highly fragmented global markets for the manufacture of finished pharmaceutical dosage forms, pharmaceutical development services, chemical API manufacturing, and biologic pharmaceutical contract manufacturing. The outsourcing of product development by the pharmaceutical industry is an important driver of growth in our business. In 2016, the pharmaceutical industry spent approximately $157.0 billion on formulation, development and manufacturing, according to Evaluate Pharma, and approximately $40.0 billion was expected to be outsourced to CDMOs such as Patheon in 2015, according to Root Analysis. Currently, only 25% to 30% of pharmaceutical industry spending on formulation, development and manufacturing is outsourced, and in the future it is expected that our customer base will expand the use of outsourcing to

CDMOs because of changing industry dynamics, driving growth of our market. Industry resources indicate that the outsourced pharmaceutical manufacturing market is expected to grow at approximately 7 to 8% annually in the foreseeable future. We believe the market for products requiring specialized capabilities (e.g., sterile production, solubility solutions) is growing at a higher rate than the overall market. Furthermore, more than 60% to 90% of all new compounds entering development will require specialized manufacturing and/or molecular profile modification, according to industry research. According to Boston Consulting Group, a global management consulting firm and advisor on business strategy, the API small molecule market for chemical API manufacturing totaled approximately €20.0 billion in 2012 and may experience growth of approximately 7.9% annually through 2016. According to High Tech Business Decisions, a business intelligence information provider, the API large molecule market for mammalian biologics pharmaceutical contract manufacturing totaled approximately $1.9 billion in 2013 and may experience growth of approximately 9.4% annually through 2017.
Results of Operations
Three months ended January 31, 2017 compared to three months ended January 31, 2016

	Three months ended January 31,
	2017	2016	$	%
(in millions of U.S. dollars)	$	$	Change	Change
Revenues	457.4	405.9	51.5	12.7
Cost of goods sold	327.7	307.0	20.7	6.7
Gross profit	129.7	98.9	30.8	31.1
Selling, general and administrative expenses	81.1	73.7	7.4	10.0
Research and development	0.7	0.7	—	—
Repositioning expenses	0.6	1.2	(0.6)	(50.0)
Acquisition and integration costs	3.5	2.6	0.9	34.6
Other operating loss (gain)	3.6	(4.9)	8.5	*
Operating income	40.2	25.6	14.6	57.0
Interest expense, net	28.2	43.8	(15.6)	(35.6)
Foreign exchange loss, net	4.8	4.3	0.5	*
Other income, net	0.2	(1.8)	2.0	*
Income before income taxes	7.0	(20.7)	27.7	133.8
Benefit from income taxes	(21.3)	(0.7)	(20.6)	*
Net income (loss) from continuing operations	28.3	(20.0)	48.3	241.5
Net (loss) from discontinued operations	—	(2.1)	2.1	*
Net income (loss)	28.3	(22.1)	50.4	228.1
* Not meaningful

Operating Income Summary
Revenues for the three months ended January 31, 2017 increased $51.5 million, or 12.7%, to $457.4 million, from $405.9 million for the three months ended January 31, 2016. On a constant currency basis, revenues would have increased $55.3 million, or 13.6%.

•
DPS revenues for the three months ended January 31, 2017 increased $16.7 million, or 6.5%, to $275.2 million, from $258.5 million for the three months ended January 31, 2016 primarily due to the recovery of volumes lost in the first quarter of fiscal 2016 due to FDA remediation activities at our Ferentino site and new product launches at our Greenville, North Carolina site, partially offset by lower revenues due to the Swindon wind down.

•
PDS revenues for the three months ended January 31, 2017 increased $3.8 million, or 7.8%, to $52.3 million, from $48.5 million for the three months ended January 31, 2016 primarily due to continued expansion of PDS services at our Greenville, North Carolina site and increased development activities at our European sites.

•
DSS revenues for the three months ended January 31, 2017 increased $31.0 million, or 31.3%, to $129.9 million from $98.9 million for the three months ended January 31, 2016 primarily from significant growth at our Biologics sites and higher API batch revenue from increased customer requirements.

Gross profit for the three months ended January 31, 2017 increased $30.8 million, or 31.1%, to $129.7 million, from $98.9 million for the three months ended January 31, 2016. The increase in gross profit margin from 24.4% for the three months ended January 31, 2016 to 28.4% for the three months ended January 31, 2017 was primarily due to flow through from increased revenues and the elimination of FDA remediation costs at our Ferentino facility present in prior year gross profit.
Selling, general and administrative expenses for the three months ended January 31, 2017 increased $7.4 million, or 10.0%, to $81.1 million, from $73.7 million for the three months ended January 31, 2016, primarily due to increased incentive and stock based compensation in addition to increased consulting and salary costs associated with the Company's growth strategy.
Acquisition and integration costs for the three months ended January 31, 2017 increased $0.9 million to $3.5 million from $2.6 million for the three months ended January 31, 2016. Acquisition and integration costs during the three months ended January 31, 2017 primarily related to the Roche Acquisition and other corporate development activities while acquisition and integration costs for the three months ended January 31, 2016 related to continued Irix and Agere integration and corporate development activity costs. The nature of these costs includes due diligence costs, consultants, system and customer conversions, and other integration-related costs. These costs are recognized as operating expenses as incurred.
Other operating loss for the three months ended January 31, 2017 was $3.6 million, which primarily relates to the mark to market activity on the Biologics earnout. For the three months ended January 31, 2016, the other operating gain of $4.9 million related to the Company revising the earnout calculation upon assuming the earnout liability.
Interest expense for the three months ended January 31, 2017 was $28.2 million compared to $43.8 million for the three months ended January 31, 2016. The decrease in interest expense is primarily due to the redemption of the Senior PIK Toggle Notes in the fourth quarter of 2016.
Benefit from income taxes for the three months ended January 31, 2017 and 2016 was $21.3 million and $0.7 million, respectively. The increase in tax benefit for the three months ended January 31, 2017 was primarily attributable to changes in the Company’s jurisdictional combination of pre-tax income, the Company’s change in tax classification of a United States subsidiary ("US subsidiary") and changes to other discrete tax items, which may have unique tax implications, depending on the nature of the item. The current year benefit was largely affected by the Company filing an election to change the tax classification of a US subsidiary from a partnership to an association taxable as a corporation. As a result of the change in tax classification, the Company recognized a $28.3 million deferred tax benefit related to the change in its deferred tax assets and liabilities. The Company previously accounted for the deferred tax basis difference using outside basis of the partnership's investments. The Company derecognized the deferred tax liability for the outside basis difference and recognized deferred tax assets and liabilities for existing temporary differences between the tax basis and financial reporting basis of the assets and liabilities of the subsidiary.
We recorded a net loss from discontinued operations of $2.1 million for the three months ended January 31, 2016 as a result of miscellaneous transaction activity with our discontinued operations. No discontinued operations activity was recorded for the three months ended January 31, 2017.
Adjusted EBITDA Reconciliation
A reconciliation of Adjusted EBITDA to net income from continuing operations is set forth below:

	Three months ended January 31,
	2017	2016
(in millions of U.S. dollars)	$	$
Total Adjusted EBITDA	82.5	59.0
Depreciation and amortization	(27.6)	(26.4)
Repositioning expenses (1)	(1.3)	(1.2)
Acquisition and integration costs	(3.5)	(2.6)
Interest expense, net	(28.2)	(43.8)
Benefit from income taxes	21.3	0.7
Operational initiatives related consulting costs	(1.1)	(1.4)
IPO costs	—	(0.4)
Acquisition related litigation expenses	(2.3)	(1.0)
Stock based compensation expense	(4.0)	(1.0)
FDA remediation costs	—	(8.4)
Environmental remediation costs	(3.7)	—
Other	(3.8)	6.5
Net income (loss) from continuing operations	28.3	(20.0)
(1) Repositioning expenses for the three months ended January 31, 2017 includes $0.7 million of inventory reserves related to the Swindon wind down recorded in cost of goods sold.
The following provides certain information regarding our business segments for the three months ended January 31, 2017 and 2016:

	Three months ended January 31,
	2017	2016	$	%
(in millions of U.S. dollars)	$	$	Change	Change
Revenues
Drug Product Services	275.2	258.5	16.7	6.5
Pharmaceutical Development Services	52.3	48.5	3.8	7.8
Drug Substance Services	129.9	98.9	31.0	31.3
Total Revenues	457.4	405.9	51.5	12.7
Adjusted EBITDA
Drug Product Services	61.4	55.1	6.3	11.4
Pharmaceutical Development Services	16.3	13.8	2.5	18.1
Drug Substance Services	32.0	14.8	17.2	116.2
Other	(27.2)	(24.7)	(2.5)	(10.1)
Total Adjusted EBITDA	82.5	59.0	23.5	39.8
Drug Product Services
Total DPS revenues for the three months ended January 31, 2017 increased $16.7 million, or 6.5%, to $275.2 million, from $258.5 million for the three months ended January 31, 2016. On a constant currency basis, DPS revenues would have increased by $19.0 million, or 7.4%. The increase was primarily due to the recovery of volumes lost in the first quarter of fiscal 2016 due to FDA remediation activities at our Ferentino site and new product launches at our Greenville, North Carolina site, partially offset by lower revenues due to the Swindon wind down.
Total DPS Adjusted EBITDA for the three months ended January 31, 2017 increased $6.3 million, or 11.4%, to $61.4 million, from $55.1 million for the three months ended January 31, 2016. This represents an Adjusted EBITDA margin of 22.3% for the three months ended January 31, 2017 compared to 21.3% for the three months ended January 31, 2016. The increase in adjusted

EBITDA and margin was primarily due to the flow through from the higher revenue partially offset by increased investment in our quality function. Consistent with management's definition of Adjusted EBITDA, total DPS Adjusted EBITDA for the three months ended January 31, 2017 did not include environmental remediation expenses of $3.7 million and repositioning expenses of $0.9 million.
Pharmaceutical Development Services
Total PDS revenues for the three months ended January 31, 2017 increased by $3.8 million, or 7.8%, to $52.3 million from $48.5 million for the three months ended January 31, 2016. Foreign exchange rates had a minimal impact on revenue in the quarter. Higher revenue was primarily due to continued expansion of PDS services at our Greenville, North Carolina site and increased development activities at our European sites.
Total PDS Adjusted EBITDA for the three months ended January 31, 2017 increased $2.5 million, or 18.1%, to $16.3 million, from $13.8 million for the three months ended January 31, 2016. This represents an Adjusted EBITDA margin of 31.2% for the three months ended January 31, 2017 compared to 28.5% for the three months ended January 31, 2016. The increase in adjusted EBITDA and margin was primarily due to the flow through from the higher revenue.
Drug Substance Services
Total DSS revenues for the three months ended January 31, 2017 increased by $31.0 million, or 31.3%, to $129.9 million from $98.9 million for the three months ended January 31, 2016. On a constant currency basis, DSS revenues would have increased by $32.1 million, or 32.5%. Increased revenue was primarily due to significant growth at our Biologics sites and higher API batch revenue from increased customer requirements.
Total DSS Adjusted EBITDA for the three months ended January 31, 2017 increased by $17.2 million, or 116.2%, to $32.0 million from $14.8 million for the three months ended January 31, 2016. This represents an Adjusted EBITDA margin of 24.6% for the three months ended January 31, 2017 compared to 15.0% for the three months ended January 31, 2016. The increase in adjusted EBITDA and margin was primarily due to the flow through from the higher revenue.
Other
Total Other Adjusted EBITDA loss for the three months ended January 31, 2017 increased by $2.5 million, or 10.1%, to a loss of $27.2 million from a loss of $24.7 million for the three months ended January 31, 2016. The increase was primarily due to increased incentive compensation and increased salary costs associated with the Company's growth strategy. Consistent with management's definition of Adjusted EBITDA, total Other Adjusted EBITDA loss for the three months ended January 31, 2017 excludes $3.3 million of acquisition and integration costs, stock-based compensation expense of $3.8 million, Procaps litigation expenses of $2.3 million and consulting costs relating to operational excellence initiatives of $1.0 million.
Liquidity and Capital Resources
Overview
Cash and cash equivalents totaled $89.0 million at January 31, 2017 and $165.0 million at October 31, 2016. Our total debt was $2,106.2 million at January 31, 2017 and $2,119.0 million at October 31, 2016.
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
Summary of Cash Flows
Cash Used In Operating Activities
The following table summarizes the cash used in operating activities for the periods indicated:

	Three months ended January 31,
	2017	2016
(in millions of U.S. dollars)	$	$
Cash used in operating activities of continuing operations	(11.7)	(68.8)
Cash used in operating activities of discontinued operations	—	(0.4)
Cash used in operating activities	(11.7)	(69.2)
Cash used in operating activities of continuing operations for the three months ended January 31, 2017 decreased $57.1 million, to $11.7 million, from $68.8 million for the three months ended January 31, 2016. The decrease was primarily due to improved working capital performance compared to the prior period.
Cash Used in Investing Activities
The following table summarizes the cash used in investing activities for the periods indicated:

	Three months ended January 31,
	2017	2016
(in millions of U.S. dollars)	$	$
Cash used in investing activities of continuing operations	(59.0)	(64.2)
Cash used in investing activities of discontinued operations	—	(3.3)
Cash used in investing activities	(59.0)	(67.5)
Cash used for investing activities of continuing operations for the three months ended January 31, 2017 decreased $5.2 million, to $59.0 million from $64.2 million for the three months ended January 31, 2016. Cash used for investing activities in both periods primarily relate to project related capital expenditures.
Cash Used in Financing Activities
The following table summarizes the cash used in financing activities for the periods indicated:

	Three months ended January 31,
	2017	2016
(in millions of U.S. dollars)	$	$
Cash used in financing activities of continuing operations	(5.3)	(5.2)
Cash used in financing activities of discontinued operations	—	—
Cash used in financing activities	(5.3)	(5.2)
Cash used by financing activities for the three months ended January 31, 2017 was $5.3 million compared to cash provided by financing activities of $5.2 million for the three months ended January 31, 2016. Cash used in financing activities in both periods relate to various repayments required by our debt agreements.
Financing Arrangements

2014 Term Loans and Revolving Line
On March 11, 2014, we completed the refinancing of its existing credit facility (the "Refinancing"), pursuant to which it entered into a credit agreement (the "Credit Agreement") documenting a new credit facility (the "Credit Facility") for a USD denominated secured term loan in the amount of $985.0 million and a Euro denominated secured term loan in the amount of €250.0 million, or $345.0 million, (together, with the incremental term loans described below, the "Secured Term Loans") and a secured multi-currency revolving line in the amount of $200.0 million (the "Secured Revolving Facility"). Up to $75.0 million of the Secured Revolving Facility is available for letters of credit. The Secured Term Loans mature on March 10, 2021, and the Secured Revolving Facility matures on March 10, 2019. The USD denominated Secured Term Loan bears interest at a rate per annum equal to, at the option of the Company, a base rate plus 2.25% or LIBOR with a floor of 1% plus 3.25%. The Euro denominated Secured Term Loan bears interest at a rate per annum equal to, at the option of the Company, a base rate plus 2.50% or LIBOR with a floor of 1% plus 3.50%. Borrowings under the Secured Revolving Facility bear interest for eurodollar loans at LIBOR plus 3.25%, Canadian prime rate loans at the Canadian prime rate plus 2.25%, and base rate loans at the base rate plus 2.25%. We will also pay a commitment fee of 0.50% per annum on the unused portion of the Secured Revolving Facility with a step down to 0.375% when the First Lien Leverage Ratio (as defined below) is less than or equal to 3.00 to 1.00.
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
As of January 31, 2017, we held a $20.0 million balance on the Secured Revolving Facility. The facility has a rolling maturity date and the balance will renew until paid.
Under the Secured Revolving Facility, we are required to maintain a First Lien Leverage Ratio below a certain amount for each of the Testing Periods as set forth in the Credit Agreement after such time as we have borrowed 25% of the available credit under the Secured Revolving Facility, or $50.0 million . For purposes of the Credit Agreement, a Testing Period means a single period consisting of the most recent four consecutive fiscal quarters ending on the covenant determination date. As of January 31, 2017, we were not required to calculate the First Lien Leverage Ratio as we have not borrowed 25% or $50. million under the Secured Revolving Facility. The following table discloses the maximum First Lien Leverage Ratios permitted under the Credit Agreement:

Testing Period Ending	Maximum Ratio
April 30, 2014 through October 31, 2014	6.75 to 1.00
November 1, 2014 through October 31, 2015	6.50 to 1.00
November 1, 2015 through October 31, 2016	6.25 to 1.00
November 1, 2016 through October 31, 2017	6.00 to 1.00
November 1, 2017 and thereafter	5.75 to 1.00
"First Lien Leverage Ratio" is generally defined in the Credit Agreement as the ratio of (i) the sum of the aggregate principal amount of our and our restricted subsidiaries' indebtedness for borrowed money, principal amount of capital lease obligations and debt obligations evidenced by bonds, promissory notes, debentures or debt securities that is secured by a first priority lien on the collateral minus unrestricted cash and cash equivalents held by us and our restricted subsidiaries in each case set forth in the Credit Agreement to (ii) Consolidated EBITDA. Consolidated EBITDA is generally defined in the Credit Agreement as income (loss) from continuing operations before repositioning expenses, interest expense, foreign exchange losses reclassified from other comprehensive income (loss), refinancing expenses, acquisition-related costs, gains and losses on sale of capital assets, income taxes, asset impairment charges, depreciation and amortization, stock-based compensation expense, consulting costs related to our operational initiatives, purchase accounting adjustments, other income and expenses, non-cash charges, expenses related to the DPP Acquisition, pro forma cost savings from operational excellence initiatives and plant consolidations, pro forma synergies from the DPP Acquisition, and proceeds from business interruption insurance, among other adjustments. Consolidated EBITDA is not equivalent to Adjusted EBITDA, which is our measure of segment performance.

We are required to make the following mandatory prepayments in respect of the Secured Term Loans: (i) 50% of Excess Cash Flow (as defined in the Credit Agreement) when we maintain a First Lien Leverage Ratio of greater than 4.00 to 1.00, with step downs to (a) 25% when we maintain a First Lien Leverage Ratio of less than or equal to 4.00 to 1.00 but greater than 3.50 to 1.00 and (b) 0% when we maintain a First Lien Leverage Ratio of less than or equal to 3.50 to 1.00; (ii) 100% of the net cash proceeds of certain asset sales (including insurance and condemnation proceeds), subject to thresholds, reinvestment rights and certain other exceptions; and (iii) 100% of the net cash proceeds of issuances of debt obligations, subject to certain exceptions and thresholds. "Excess Cash Flow" is generally defined as Consolidated EBITDA (as defined in the Credit Agreement) plus, (i) decreases in working capital, (ii) extraordinary or nonrecurring income or gains and (iii) certain other adjustments, minus, (a) increases in working capital, (b) cash interest, (c) cash taxes, (d) cash capital expenditures (e) scheduled debt amortization and (f) certain other adjustments. No Excess Cash Flow payment was required for fiscal 2015. As the Excess Cash Flow calculation is performed annually, no payment is due for the three months ended January 31, 2017. We may voluntarily repay borrowings under the Credit Facility at any time.
If we fail to maintain the applicable First Lien Leverage Ratio, we may nevertheless avoid a default by (i) repaying outstanding borrowings under the Revolving Line in an amount sufficient to avoid triggering the First Lien Leverage Ratio for that fiscal quarter or (ii) accepting a cash contribution of qualified equity in an amount which, if treated as Consolidated EBITDA, would bring us into compliance with the applicable First Lien Leverage Ratio for that fiscal quarter, in each case during the 11 business days following the deadline for delivery of our compliance certificate for that fiscal quarter. In addition, maintenance of the First Lien Leverage Ratio is required only with respect to the Revolving Line; the Term Loans do not directly benefit from the financial covenant and, until the Revolving Line is terminated and all outstanding borrowings thereunder are accelerated, will remain unaffected by a default under the Revolving Line that arises from our failure to maintain the applicable First Lien Coverage Ratio.
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
As of January 31, 2017, we were in compliance with the covenants in the Credit Facility.
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
Our Consolidated EBITDA for the last four fiscal quarters ended January 31, 2017 based on the definition in our Credit Agreement is calculated as follows:

Twelve months ended
January 31, 2017
(in millions of U.S. dollars)	$
Consolidated EBITDA per Credit Agreement	455.1
Less:
Pro forma cost savings	(37.2)
Other	0.2
Adjusted EBITDA	418.1
(Deduct) add:
Depreciation and amortization	(114.2)
Repositioning expenses	(9.3)
Acquisition and integration costs	(17.5)
Interest expense, net	(144.8)
Benefit from income taxes	44.6
Refinancing expenses	(21.6)
Operational initiatives related consulting costs	(3.9)
IPO costs	(1.6)
Acquisition related litigation expenses	(5.3)
Stock based compensation expense	(24.6)
FDA remediation costs	(24.4)
Environmental remediation costs	(3.7)
Other	(8.7)
Income from continuing operations	83.1
Add (deduct):
Depreciation and amortization	114.2
Stock-based compensation	24.6
Net change in non-cash working capital	(118.8)
Net change in deferred revenues	57.9
Non-cash interest	24.7
Other, primarily changes in long-term assets and liabilities and deferred taxes	(67.8)
Cash flows from operating activities of continuing operations	117.9
Cash flows from operating activities of discontinued operations	(2.5)
Cash flows from operating activities	115.4

Cash flows from investing activities	(198.2)
Cash flows from financing activities	(16.1)
Pro forma cost savings represents the estimated annual financial impact of the actions related to our OE Program initiatives, headcount reductions and plant consolidation savings as if such activities were completed as of February 1, 2016.
The calculation of the first lien leverage ratio, if required, would include total debt secured by a first priority lien as of January 31, 2017 of $1,637.2 million. Net debt is then calculated to be $1,548.2 million (total debt secured by a first priority lien less total cash as of January 31, 2017 of $89.0 million). As a result our first lien leverage ratio as of January 31, 2017 would be 3.40.
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
On and after February 1, 2017, we may redeem all or a portion of the Notes at the applicable redemption prices set forth below, plus unpaid interest accruing on the principal amount redeemed to the Redemption Date:

Year	%
2017	105.625
2018	103.750
2019	101.875
2020 and thereafter	100.000
In addition, we may redeem all of the Notes at a redemption price equal to the principal amount redeemed, plus unpaid interest accruing to the Redemption Date, upon certain adverse changes in applicable tax laws.
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
As of January 31, 2017, we were in compliance with the covenants in the Indenture.
Financing Ratios
Total interest-bearing debt at January 31, 2017 was $2,106.2 million, $12.8 million lower than at October 31, 2016, primarily due to required debt payments and foreign exchange impacts on our Euro denominated debt. At January 31, 2017, our consolidated ratio of interest-bearing debt to shareholders' deficit was 688.8%, compared to 608.2% at October 31, 2016.
Off-Balance Sheet Arrangements
We do not have any relationships with entities often referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Recent Accounting Pronouncements
See Note 2 to our unaudited consolidated financial statements contained in this quarterly report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.
Critical Accounting Estimates
For information regarding our critical accounting policies and estimates, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" contained in our Form 10-K for the fiscal year ended October 31, 2016. There have been no material changes to the critical accounting policies previously disclosed in that report.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to our exposure to market risks as described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit			Incorporated by Reference			Filed
Number		Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1		Stock Purchase Agreement, dated November 25, 2016, by and among DPI Newco LLC, Roche Carolina Inc., Roche Holdings, Inc., and Patheon Holdings I B.V., solely for the purposes of Article XII thereof	8-K	2.1	2/1/2017
10.1	†	Transition and Retirement Agreement, dated as of December 8, 2016, by and between Patheon Pharmaceutical Services, Inc. and Stuart Grant	8-K	10.1	12/14/2016
10.2	†	Amended and Restarted Employment Agreement, dated as of October 19, 2015, between Patheon Pharmaceutical Services Inc. and Francisco Negron
10.3	†	Employment Agreement dated as of May 2, 2016 between Patheon Pharmaceutical Services Inc. and Michel Lagarde
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2		Certification of Periodic Report by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*
101.INS		XBRL Instance Document				*
101.SCH		XBRL Taxonomy Extension Schema Document				*
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB		XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document				*

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

March 17, 2017

By:    /s/ Stuart Grant
Stuart Grant
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

March 17, 2017