Form 10-Q
period 2017-04-30
Patheon N.V.
filed 2017-06-09
CIK 1643848

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
 _________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2017
OR

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of May 31, 2017, the registrant had 145,144,742 ordinary shares issued and 145,136,214 ordinary shares outstanding.

Patheon N.V.

Part I.    Financial Information
Item 1.    Financial Statements (Unaudited)

Patheon N.V.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of April 30, 2017	As of October 31, 2016
(in millions of U.S. dollars, except share data)	$	$
Assets
Current
Cash and cash equivalents	92.7	165.0
Accounts receivable, net	420.9	401.0
Inventories, net	451.6	395.2
Income taxes receivable	14.3	8.7
Prepaid expenses and other	24.1	21.5
Total current assets	1,003.6	991.4
Capital assets	1,169.3	983.6
Intangible assets	235.2	247.6
Deferred tax assets	30.2	29.8
Goodwill	281.4	281.6
Investments	11.2	11.5
Other long-term assets	39.2	44.1
Total assets	2,770.1	2,589.6
Liabilities and shareholders' deficit
Current
Accounts payable and accrued liabilities	382.2	393.6
Income taxes payable	9.3	6.6
Deferred revenues - current	195.5	154.2
Current portion of long-term debt	19.4	19.5
Total current liabilities	606.4	573.9
Long-term debt	2,069.4	2,049.2
Deferred revenues	132.4	102.3
Deferred tax liabilities	96.7	67.1
Other long-term liabilities	147.7	145.5
Total liabilities	3,052.6	2,938.0
Commitments and contingencies
Shareholders' deficit:
Ordinary shares (par value of €0.01 per share, 500,000,000 shares authorized, 145,144,742 and 145,074,042 shares issued as of April 30, 2017 and October 31, 2016, respectively)	1.6	1.6
Additional paid in capital	602.4	591.4
Treasury shares (at cost, 8,528 ordinary shares as of April 30, 2017)	(0.2)	—
Accumulated deficit	(786.2)	(842.1)
Accumulated other comprehensive loss	(100.1)	(99.3)
Total shareholders' deficit	(282.5)	(348.4)
Total liabilities and shareholders' deficit	2,770.1	2,589.6
See accompanying notes

Patheon N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended April 30,		Six months ended April 30,
	2017	2016	2017	2016
(in millions of U.S. dollars, except share data)	$	$	$	$
Revenues	483.4	468.6	940.8	874.5
Cost of goods sold	342.7	330.3	670.4	637.3
Gross profit	140.7	138.3	270.4	237.2
Selling, general and administrative expenses	92.1	74.8	173.2	148.5
Research and development	0.4	0.6	1.1	1.3
Repositioning expenses	1.8	1.3	2.4	2.5
Acquisition and integration costs	8.1	7.6	11.6	10.2
Other operating expense (income)	0.5	1.2	4.1	(3.7)
Operating income	37.8	52.8	78.0	78.4
Interest expense, net	30.8	42.6	59.0	86.4
Foreign exchange loss, net	0.7	7.1	5.5	11.4
Refinancing expenses	6.3	—	6.3	—
Bargain purchase gain	(26.4)	—	(26.4)	—
Other loss (income), net	0.3	0.5	0.5	(1.3)
Income (loss) before income taxes	26.1	2.6	33.1	(18.1)
(Benefit from) provision for income taxes	(1.5)	0.7	(22.8)	—
Net income (loss) from continuing operations	27.6	1.9	55.9	(18.1)
Net loss from discontinued operations	—	(1.0)	—	(3.1)
Net income (loss)	27.6	0.9	55.9	(21.2)

Basic earnings (loss) per ordinary share
From continuing operations	$0.19	$0.02	$0.39	$(0.16)
From discontinued operations	$—	$(0.01)	$—	$(0.03)

Diluted earnings (loss) per ordinary share
From continuing operations	$0.19	$0.02	$0.38	$(0.16)
From discontinued operations	$—	$(0.01)	$—	$(0.03)

Average number of ordinary shares outstanding (in thousands)
Basic	145,136	115,610	145,132	115,610
Diluted	146,267	115,610	146,276	115,610
See accompanying notes

Patheon N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended April 30,		Six months ended April 30,
	2017	2016	2017	2016
(in millions of U.S. dollars)	$	$	$	$
Net income (loss)	27.6	0.9	55.9	(21.2)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(4.7)	14.3	(7.3)	5.0
Net (loss) gain related to net investment hedge	(4.6)	(25.8)	4.0	(18.9)
Net gain on intra-entity foreign currency transactions	—	3.8	—	3.0
Change in value of derivatives designated as foreign currency cash flow hedges	(3.4)	6.9	(1.1)	(1.0)
Losses from foreign currency hedges reclassified to consolidated statement of operations (1)	0.7	3.5	2.2	8.1
Net change in minimum pension liability (2)	0.7	0.4	1.4	0.8
Comprehensive income (loss)	16.3	4.0	55.1	(24.2)
1 Net of an income tax benefit of $0.1 million for the three and six months ended April 30, 2017. Income tax expense is not applicable for the six months ended April 30, 2016 as these amounts are from the Company's Canadian operations which were under a full valuation allowance in the prior period. The valuation allowance was released during the fourth quarter of fiscal 2016. Amounts, gross of tax, have been reclassified to foreign exchange loss, net on the consolidated statements of operations.
2 Net of an income tax expense of $0.0 million for the three and six months ended April 30, 2017 and 2016, which is included as a component of provision for income taxes on the consolidated statements of operations. Amounts, gross of tax, have been reclassified to cost of goods sold and selling, general and administrative expenses in the consolidated statements of operations. See Note 7 for further information.
See accompanying notes

Patheon N.V.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
(unaudited)

	Shares Outstanding	Ordinary Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders' Deficit
(in millions of U.S. dollars, except share data)		$	$	$	$	$	$
Balance at October 31, 2016	145,074,042	1.6	591.4	—	(842.1)	(99.3)	(348.4)
Ordinary share issuances related to stock based compensation	70,700	—	—	—	—	—	—
Stock based compensation		—	11.0	—	—	—	11.0
Treasury shares acquired, at cost	(8,528)	—	—	(0.2)	—	—	(0.2)
Comprehensive income (loss):
Net income					55.9	—	55.9
Foreign currency translation adjustments						(7.3)	(7.3)
Net gain related to net investment hedge						4.0	4.0
Change in value of derivatives designated as foreign currency cash flow hedges						(1.1)	(1.1)
Losses from foreign currency hedges reclassified to consolidated statement of operations						2.2	2.2
Net change in minimum pension liability						1.4	1.4
Total comprehensive income (loss)					55.9	(0.8)	55.1
Balance at April 30, 2017	145,136,214	1.6	602.4	(0.2)	(786.2)	(100.1)	(282.5)
See accompanying notes

Patheon N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended April 30,
	2017	2016
(in millions of U.S. dollars)	$	$
Operating activities
Net income (loss) from continuing operations	55.9	(18.1)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	61.9	53.5
Increase in deferred revenues	141.1	172.9
Amortization of deferred revenues	(137.2)	(101.3)
Non-cash interest	9.5	7.6
Change in other long-term assets and liabilities	4.0	2.9
Deferred income taxes	(29.7)	(0.9)
Stock based compensation expense	11.0	3.0
Gain on bargain purchase	(26.4)	—
Payment of original issue discount	(4.1)	—
Return on capital from equity investment	—	1.3
Foreign exchange loss on debt	—	2.2
Other	4.4	(5.1)
Net change in non-cash working capital balances	(69.5)	(161.0)
Cash provided by (used in) operating activities of continuing operations	20.9	(43.0)
Cash used in operating activities of discontinued operations	—	(2.9)
Cash provided by (used in) operating activities	20.9	(45.9)
Investing activities
Additions to capital assets	(99.2)	(95.1)
Acquisitions	(10.3)	—
Proceeds from sale of capital assets	—	0.1
Return of capital from equity investment	—	2.3
Cash used in investing activities of continuing operations	(109.5)	(92.7)
Cash used in investing activities of discontinued operations	—	(3.3)
Cash used in investing activities	(109.5)	(96.0)
Financing activities
Proceeds from borrowings	30.0	0.7
Repayment of debt	(9.6)	(9.9)
Increase in deferred financing costs	(2.7)	—
Treasury share purchases to satisfy certain tax withholdings	(0.1)	—
Cash provided by (used in) financing activities	17.6	(9.2)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	7.1
Net change in cash and cash equivalents during the period	(72.3)	(144.0)
Cash and cash equivalents, beginning of period	165.0	328.7
Cash and cash equivalents, end of period	92.7	184.7
See accompanying notes

Patheon N.V.
NOTES TO CONSOLIDATED FINACIAL STATEMENTS

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

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
As of April 30, 2017, the Company had 145,136,214 ordinary shares outstanding with a par value of €0.01 per share. Ordinary shares owned by the public constitute approximately 24% of the outstanding ordinary shares. JLL, DSM and the Partnership own approximately 38%, 34% and 4% of the Company through their ownership of outstanding ordinary shares, respectively. In accordance with the Company's articles of association, each ordinary share shall have one vote in the Company's general meeting. The Partnership's ownership comprises of shares held for the benefit of certain employees. See Note 9 for further discussion.
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
The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Operating results for the three and six months ended April 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2017 ("fiscal 2017"). These consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended October 31, 2016 ("fiscal 2016").
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

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

Changes in significant accounting policies
As a result of early adopting Accounting Standards Update 2016-09, 'Improvements to Employee Share-Based Payment Accounting', the Company is electing to account for forfeitures on stock based compensation awards as they occur. No adjustment is required to comply with the early adoption. The Company was previously not estimating forfeitures on stock based compensation awards since the impact of potential forfeiture was immaterial to the consolidated financial statements.
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
Recently adopted accounting pronouncements

Accounting Standards Update ("ASU")	Description	Date Adopted
Improvements to Employee Share-Based Payment Accounting (ASU 2016-09)
This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.

The Company early-adopted ASU 2016-09 during the second quarter of fiscal 2017, which had no effect on the Company's financial statements.
February 1, 2017
Simplifying the Accounting for Measurement-Period Adjustment (ASU 2015-16)
This update eliminated the requirement to an acquirer in a business combination to retrospectively adjust provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Instead, the update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The impact will be dependent on future transactions.
November 1, 2016
Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03)
The pronouncement requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with that of debt discounts. The pronouncement is being applied retrospectively and the Company's October 31, 2016 balance sheet has been adjusted. The April 30, 2017 and October 31, 2016 balance sheets were adjusted to decrease the deferred financing cost asset and decrease the long term debt liability by $45.2 million and $50.3 million, respectively.
November 1, 2016
Recently issued accounting pronouncements

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

Accounting Standards Update ("ASU")	Description	Expected Impact	Effective Date
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07)
This update requires that an employer disaggregate the service cost component from the other components of net periodic benefit cost. In addition, only the service cost component will be eligible for capitalization. The amendment is applied retrospectively with earlier application permitted.

		We are assessing the impact to the individual line items to the Statements of Operations. The Company does not expect there to be a material impact to net income.	November 1, 2018
Simplifying the Test for Goodwill Impairment (ASU 2017-04)
This update simplified the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendment also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendment is applied prospectively with earlier application permitted.
		We do not expect to have a material impact on the Company’s financial statements.	November 1, 2020
Clarifying the Definition of a Business (ASU 2017-01)
This update narrows the definition of outputs and aligns it with how outputs are described in Topic 606. The amendment also provides a more robust framework to use in determining when a set of assets and activities is a business. The amendment is applied prospectively with earlier application permitted.
		The impact on the consolidated financial statements from the adoption of this guidance is dependent on future business combinations.	November 1, 2018
Revenue from Contracts with Customers and related standards (ASU's 2014-09, 2016-08, 2016-10, 2016-12, 2016-20)
This update supersedes the existing revenue recognition guidance and provides a new framework for recognizing revenue. These updates identified practical expedients and clarified various aspects of the new revenue recognition standard outlined in Accounting Standards Update 2014-09. This standard may be adopted using either a retrospective or modified retrospective method. Early adoption is permitted.

We are currently in the process of evaluating the impact of this standard. It is still too early in our process to determine the magnitude of the potential impact. However, based on our preliminary assessment, we believe the timing of revenue recognition for commercial and development contracts may differ from our current revenue recognition policies. The Company is determining the magnitude of this potential change. We plan to adopt the standard on November 1, 2018, and we have not yet selected a transition method.
November 1, 2018
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
3.    BUSINESS COMBINATIONS
The acquisition activity referenced below has been accounted for using the acquisition method of accounting in accordance with ASC Subtopic 805-10, "Business Combinations," and the fair value concepts set forth in ASC Subtopic 820-10, "Fair Value Measurements and Disclosures". The total purchase price for each acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values as of the acquisition date. The allocation of the purchase price is based

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

on estimates and assumptions that are subject to change within the measurement period. The excess of the fair values of the assets acquired and liabilities assumed over the consideration transferred was recorded as a bargain purchase gain.
RCI Acquisition
Background
On February 1, 2017, the Company acquired the Roche Carolin, Inc. active pharmaceutical ingredients (API) facility located in Florence, South Carolina ("RCI Acquisition") from Roche Holdings, Inc. (Roche). Through the acquisition, the Company entered into a stock purchase agreement in which Roche provided amounts to satisfy certain capital expenditures and other liabilities of the facility and the Company provided an upfront payment of $1.0 million to acquire the stock of Roche Carolina Inc. (RCI) and approximately $9.3 million to acquire inventory, spare parts, prepaid expense and accounts payable and certain transaction expenses of Roche. The RCI Acquisition is included in the DSS segment.
As part of the transaction, the parties entered into (i) a supply agreement for the production of certain pharmaceutical intermediates by the Company for Roche and (ii) a toll manufacturing agreement where the Company will assume the manufacturing of certain products produced by the facility.
The toll manufacturing agreement has a five-year initial term. During the first four years of the term, Roche is subject to a minimum annual purchasing commitment. The Company will manufacture certain existing Roche products and sell the products back to Roche at fiscal year 2016 standard costs. Annual volumes above the minimum annual commitment will be rolled into the subsequent year. If applicable, Roche will pay true-up payments for amounts below the minimum purchase requirement. A liability from this unfavorable product supply contract has been recognized as deferred revenue in order to reflect this liability at fair value as of the acquisition date.
Purchase Price Allocation
The preliminary purchase price allocation for the RCI Acquisition is as follows:

$
Assets
Inventories	9.4
Prepaid expenses and other	0.1
Capital assets	155.6
Total assets acquired	165.1

Liabilities
Accounts payable and accrued liabilities	2.0
Deferred revenue	67.0
Deferred tax liabilities	59.4
Total liabilities assumed	128.4

Total net assets	36.7
Bargain purchase gain	(26.4)
Total purchase price	10.3
The bargain purchase gain, net of taxes, is reflected in income before taxes in the statements of operations. In late 2015, Roche analyzed strategic alternatives for the facility, including potentially closing or divesting the facility. The cost to close the facility or continue operating an under utilized facility contributed to the bargain purchase gain noted above.
Financial results
The revenues and net income from continuing operations from the RCI Acquisition for the period from February 1, 2017 to April 30, 2017 included in the consolidated statement of operations are as follows:

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

February 1, 2017 to April 30, 2017
$
Revenues	8.1
Net income from continuing operations (1)	25.9
(1) Net income from continuing operations includes the $26.4 million of the bargain purchase gain.
Pro forma financial information
The following unaudited supplemental pro forma information presents the financial results as if the acquisition had occurred on November 1, 2015. The unaudited supplemental pro forma information does not purport to be indicative of what would have occurred had the acquisition been completed on November 1, 2015, nor is it indicative of any future results.

	Three months ended April 30,		Six months ended April 30,
	2017	2016	2017	2016
	$	$	$	$
Revenues	483.4	484.0	999.1	904.9
Net income from continuing operations	1.2	(6.0)	11.4	(258.8)
(1) Net income from continuing operations for the six months ended April 30, 2016 includes $257.8 million of impairment expense related to Roche's strategic realignment of the facility. This is not part of the acquisition transaction and as such is not removed from the pro forma financial information.
The unaudited pro forma financial information was prepared using the acquisition method of accounting and is based on the historical financial information of the Company and RCI, reflecting the Company's and RCI's combined results of operations for the three and six months ended April 30, 2017 and 2016. The historical financial information has been adjusted to give effect to the pro forma events that are (i) directly attributable to the RCI Acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results of the Company and RCI. The unaudited pro forma consolidated results reflect primarily the following pro forma adjustments:

•	additional revenue related to the amortization of deferred revenue on the unfavorable product supply contract;

•	additional cost of goods sold resulting from increases in depreciation expense relating to the fair values of acquired property and equipment;

•	removal of repositioning costs related to the acquisition; and

•	the effect of the bargain purchase gain
4.    DISCONTINUED OPERATIONS
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
DPx Fine Chemicals
On August 31, 2015, the Company sold its DPx Fine Chemicals ("DFC") division, which previously comprised the DFC operating segment. DFC was sold for a cash purchase price of €179.0 million, which included a €3.0 million working capital payment made in the first quarter of 2016. The Company recognized a gain on sale of $107.0 million, which included an

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

adjustment in the first quarter of 2016 for estimated taxes on the sale. The DPx Fine Chemicals division, which was acquired through the DPP Acquisition, developed chemicals that are not in line with the Company’s long term business strategy.
The results of the above dispositions have been presented as discontinued operations, the results of which for the three and six months ended April 30, 2016 are as follows:

	Three months ended April 30,	Six months ended April 30,
	2016	2016
	$	$
Revenues	—	2.1
Cost of goods sold	—	1.9
Gross profit	—	0.2
Selling, general and administrative expenses	—	0.4
Loss on disposals, net	0.9	2.8
Operating loss	(0.9)	(3.0)
Foreign exchange income, net	(0.1)	(0.1)
Loss before income taxes	(0.8)	(2.9)
Provision for income taxes	0.2	0.2
Net loss	(1.0)	(3.1)
The Company did not record any discontinued operations activity for the three and six months ended April 30, 2017.
5.    SUPPLEMENTAL BALANCE SHEET INFORMATION
Inventories
Inventories consisted of the following:

	April 30, 2017	October 31, 2016
	$	$
Raw materials, packaging components and spare parts	228.7	192.1
Work-in-process	92.3	80.9
Finished goods	130.6	122.2
Balance, end of period	451.6	395.2
Accounts payable and accrued liabilities
Accounts payable and accrued liabilities consisted of the following:

	April 30, 2017	October 31, 2016
	$	$
Trade payables	277.1	279.3
Interest payable	9.8	14.0
Accrued salaries and related expenses	78.8	81.8
Customer deposits	4.1	4.3
Repositioning	4.9	5.4
Other accruals	7.5	8.8
Balance, end of period	382.2	393.6
Intangible assets
The following table summarizes gross carrying amounts, accumulated amortization, and accumulated impairments related to the Company's identifiable intangible assets as of April 30, 2017:

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

Definite-lived intangible assets	Gross carrying value	Accumulated amortization	Net carrying value	Weighted Average Useful Life (in Years)
	$	$	$
Favorable agreements	1.0	(1.0)	—	—
Trade names	1.6	(0.9)	0.7	5.6
Developed technology	54.1	(19.4)	34.7	10.8
Trade secrets and patents	2.5	(0.4)	2.1	14.5
Customer relationships	248.8	(49.5)	199.3	14.2
Non-compete agreements	2.6	(2.2)	0.4	3.0
Subtotal	310.6	(73.4)	237.2
Foreign exchange			(3.3)
Balance, end of period			233.9

Indefinite-lived intangible assets	Gross carrying value	Accumulated impairment	Net carrying value
	$	$	$
In-process research and development	2.2	(0.9)	1.3
Regulatory permits	0.2	—	0.2
Subtotal	2.4	(0.9)	1.5
Foreign exchange			(0.2)
Balance, end of period			1.3
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
Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the six months ended April 30, 2017:

Total
$
Balance at October 31, 2016 (1)	281.6
Foreign currency translation adjustments	(0.2)
Balance at April 30, 2017	281.4
(1) The opening cumulative goodwill balance is reflective of historical impairment charges of the full value of goodwill.

6.    LONG-TERM DEBT
Long-term debt in the accompanying consolidated balance sheets at April 30, 2017 and October 31, 2016 consists of the following:

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

	As of April 30, 2017	As of October 31, 2016
	$	$
USD Term Loan at LIBOR with a floor of 1% plus 3.25% rate and maturity date of April 20, 2024 (the "Credit Agreement")	1,133.1	—
Euro Term Loan at LIBOR with a floor of 1% plus 3.00% rate and maturity date of April 20, 2024 (the "Credit Agreement")	504.5	—
USD Term Loan with a base rate plus 2.25% or LIBOR with a floor of 1% plus 3.25% rate and maturity date of March 10, 2021 (the "Credit Agreement")	—	1,138.9
Euro Term Loan with a base rate plus 2.50% or LIBOR with a floor of 1% plus 3.50% rate and maturity date of March 10, 2021 (the "Credit Agreement")	—	511.0
7.50% Senior Notes due February 1, 2022 (the "Notes")	450.0	450.0
Secured Revolving Facility balance at LIBOR plus 3.25% rate and maturity terms on a rolling basis	50.0	20.0
Government of Austria research and development loans with annual interest rates ranging from 1.56% to 2.00% and maturities through March 2020	2.7	3.5
Italian subsidized loan with annual interest rate of 0.5%, and maturity date of June 30, 2020	3.6	4.1
Italian bank loan with Euribor 6-month + 7.1% rate, and maturity date of June 30, 2020	0.7	0.7
Capital lease obligations	1.6	0.7
Total long-term debt outstanding	2,146.2	2,128.9
Less original issue discount, net of accumulated amortization of $7.1 million and $6.2 million, respectively	(12.2)	(9.9)
Less deferred financing costs	(45.2)	(50.3)
Less current portion	(19.4)	(19.5)
Balance, end of the period	2,069.4	2,049.2
2017 Term Loans and Revolving Line
On April 20, 2017, the Company completed the refinancing of its term loans and amended the existing revolving credit facility (the "Refinancing'") by entering into Amendment No. 4 of the original credit facility agreement dated as of March 11, 2014 (the "Credit Facility"). Under Amendment No. 4, the existing term loans were refinanced with new term loans ("Tranche B Term Loans"). The Tranche B Term Loans consisted of (i) Tranche B US Dollar Term Loans in the amount of $1.133 billion and (ii) Tranche B Euro Term Loans in the amount of €463.1 million, or $496.3 million. The Tranche B Term Loans will mature on April 20, 2024.
Under Amendment No. 4, the Company increased the size of the revolver facility (the "Revolving Facility") to $250.0 million, of which up to $75.0 million is available for letters of credit. Of the total revolving commitments, $87.1 million will terminate on March 11, 2019 (the "Tranche A Commitments") and the remaining commitments (the "Tranche B Commitments") will terminate on April 20, 2022.
The US Dollar denominated Tranche B Term Loans bear interest at a rate per annum equal to, at the option of the Company, a base rate plus 2.25% or LIBOR with a floor of 1% plus 3.25%. The margin applied to the base rate will be reduced to 2.0% and the margin applied to LIBOR will be reduced to 3.0% if the Company achieves, and as long as the Company maintains, a B2/Stable credit rating or better from Moody's Inventors Service, Inc.
The Euro denominated Tranche B Term Loans bear interest at a rate per annum equal to LIBOR with a floor of 1% plus 3.00%.
Borrowings under the Revolving Facility bear interest at a rate per annum equal to, at the option of the Company, a base rate plus 2.25% or LIBOR plus an applicable margin of 3.25%. The Company will also pay a commitment fee of 0.50% per annum on the unused portion of the Revolving Facility with a step down to 0.375% when the First Lien Leverage Ratio (as defined below) is less than or equal to 3.00 to 1.00.
As of April 30, 2017, the Company borrowed $50.0 million against the Revolving Facility, which will renew until paid.
Under the Revolving Facility, the Company is required to maintain a First Lien Leverage Ratio below a certain amount for each of the Testing Periods as set forth in the Credit Agreement if the Company has borrowed 25% of the available credit on the Revolving Facility, or $62.5 million. For purposes of the Credit Agreement, a Testing Period means a single period consisting of the most recent four consecutive fiscal quarters ending on the covenant determination date. As of April 30, 2017, the

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

Company was not required to calculate the First Lien Leverage Ratio as the Company has not borrowed 25% or $62.5 million under the Secured Revolving Facility. The following table discloses the maximum First Lien Leverage Ratios permitted under the Credit Agreement:

Testing Period Ending	Maximum Ratio
April 30, 2014 through October 31, 2014	6.75 to 1.00
November 1, 2014 through October 31, 2015	6.50 to 1.00
November 1, 2015 through October 31, 2016	6.25 to 1.00
November 1, 2016 through October 31, 2017	6.00 to 1.00
November 1, 2017 and thereafter	5.75 to 1.00
"First Lien Leverage Ratio" is generally defined in the Credit Agreement as the ratio of (i) the sum of the aggregate principal amount of the Company's and its restricted subsidiaries' indebtedness for borrowed money, principal amount of capital lease obligations and debt obligations evidenced by bonds, promissory notes, debentures or debt securities that is secured by a first priority lien on the collateral minus unrestricted cash and cash equivalents held by the Company and its restricted subsidiaries in each case set forth in the Credit Agreement to (ii) Consolidated EBITDA. Consolidated EBITDA is generally defined in the Credit Agreement as income (loss) from continuing operations before repositioning expenses, interest expense, foreign exchange losses reclassified from other comprehensive income (loss), refinancing expenses, acquisition-related costs, gains and losses on sale of capital assets, income taxes, asset impairment charges, depreciation and amortization, stock-based compensation expense, consulting costs related to the Company's operational initiatives, purchase accounting adjustments, other income and expenses, non-cash charges, expenses related to the DPP Acquisition, pro forma cost savings from operational excellence initiatives and plant consolidations, pro forma synergies from the DPP Acquisition, and proceeds from business interruption insurance, among other adjustments. Consolidated EBITDA is not equivalent to Adjusted EBITDA, which as discussed in Note 11, is the Company's measure of segment performance.
The Company is required to make the following mandatory prepayments in respect of the Tranche B Term Loans: (i) 50% of Excess Cash Flow (as defined in the Credit Agreement) when the Company maintains a First Lien Leverage Ratio of greater than 4.00 to 1.00, with step downs to (a) 25% when the Company maintains a First Lien Leverage Ratio of less than or equal to 4.00 to 1.00 but greater than 3.50 to 1.00 and (b) 0% when the Company maintains a First Lien Leverage Ratio of less than or equal to 3.50 to 1.00; (ii) 100% of the net cash proceeds of certain asset sales (including insurance and condemnation proceeds), subject to thresholds, reinvestment rights and certain other exceptions; and (iii) 100% of the net cash proceeds of issuances of debt obligations, subject to certain exceptions and thresholds. "Excess Cash Flow" is generally defined as Consolidated EBITDA (as defined in the Credit Agreement) plus, (i) decreases in working capital, (ii) extraordinary or nonrecurring income or gains and (iii) certain other adjustments, minus, (a) increases in working capital, (b) cash interest, (c) cash taxes, (d) cash capital expenditures (e) scheduled debt amortization and (f) certain other adjustments. As the Excess Cash Flow calculation is performed annually, no payment is due for the six months ended April 30, 2017. No Excess Cash Flow payment was required for fiscal 2016. The Company may voluntarily repay borrowings under the Credit Facility at any time.
If the Company has failed to maintain the applicable First Lien Leverage Ratio, it may nevertheless avoid a default by (i) repaying outstanding borrowings under the Revolving Facility in an amount sufficient to avoid triggering the First Lien Leverage Ratio for that fiscal quarter or (ii) accepting a cash contribution of qualified equity in an amount which, if treated as Consolidated EBITDA, would bring the Company into compliance with the applicable First Lien Leverage Ratio for that fiscal quarter, in each case during the 11 business days following the deadline for delivery of the Company’s compliance certificate for that fiscal quarter. In addition, maintenance of the First Lien Leverage Ratio is required only with respect to the Revolving Line; the Term Loans do not directly benefit from the financial covenant and, until the Revolving Line is terminated and all outstanding borrowings thereunder are accelerated, will remain unaffected by a default under the Revolving Line that arises from the Company’s failure to maintain the applicable First Lien Coverage Ratio.
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
As of April 30, 2017, the Company was in compliance with the covenants in the Credit Facility.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

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
As of April 30, 2017, the Company was in compliance with the covenants in the Indenture.
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

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

The Company receives research and development loans from the Austrian government. The loans hold various interest rates and have maturity dates through March 31, 2020. The aggregate current balance of these loans as of April 30, 2017 is $2.7 million.
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
7.    PENSION AND POST-RETIREMENT BENEFITS
Employee future benefits
The components of net periodic benefit cost from continuing operations for the defined benefit plans and other benefit plans for the three and six months ended April 30, 2017 and 2016 were as follows:

	Three months ended April 30,
	2017		2016
	Defined benefit pension plans	Other benefit plans	Defined benefit pension plans	Other benefit plans
	$	$	$	$
Service cost	0.6	—	0.4	—
Interest cost	1.0	—	1.3	—
Expected return on plan assets	(1.0)	—	(1.2)	—
Amortization of actuarial loss	0.7	—	0.4	—
Net periodic benefit costs	1.3	—	0.9	—

	Six months ended April 30,
	2017		2016
	Defined benefit pension plans	Other benefit plans	Defined benefit pension plans	Other benefit plans
	$	$	$	$
Service cost	1.2	—	0.9	—
Interest cost	2.0	0.1	2.6	0.1
Expected return on plan assets	(2.0)	—	(2.5)	—
Amortization of actuarial loss	1.4	—	0.8	—
Net periodic benefit costs	2.6	0.1	1.8	0.1

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

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
The Company recognizes a termination liability for the Company's Italy operations. In accordance with Italian severance pay statutes, an employee benefit is accrued for service to date and is payable when the employee's employment with the Company ceases. The termination indemnity liability is calculated in accordance with local civil and labor laws based on each employee's length of service, employment category and remuneration. The Italian termination liability is adjusted annually by a cost-of-living index provided by the Italian government. Although there is no vesting period, the Italian government has established private accounts for these benefits and has required the Company to contribute $3.9 million and $3.4 million in fiscal 2017 and 2016, respectively, to these accounts, with additional contributions in the future. The liability recorded in the consolidated balance sheets is the amount to which the employees would be entitled if their employment with the Company ceased. The related expenses for the three months ended April 30, 2017 and 2016 was $0.9 million and $0.7 million, respectively, and the related expenses for the six months ended April 30, 2017 and 2016 was $1.8 million and $1.4 million, respectively.
The employee future benefit expense recorded in continuing operations in connection with defined benefit pension plans, other post-retirement benefit plans and the unfunded termination indemnities for the three months ended April 30, 2017 and 2016 was $2.2 million and $1.6 million, respectively. For the six months ended April 30, 2017 and 2016, the employee future benefit expense was $4.5 million and $3.3 million, respectively.
8.    EARNINGS (LOSS) PER SHARE
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
The details of the computation of basic and diluted earnings (loss) per ordinary share are as follows:

	Three months ended April 30,		Six months ended April 30,
	2017	2016	2017	2016
Numerator (in millions):
Income (loss) from continuing operations	$27.6	$1.9	$55.9	$(18.1)
Loss from discontinued operations	$—	$(1.0)	$—	$(3.1)

Denominator:
Weighted-average number of shares of ordinary shares - basic	145,136,214	115,609,756	145,132,349	115,609,756
Effect of dilutive securities:
Restricted stock units	1,092,951	—	1,116,435	—
Stock options	37,963	—	27,567	—
Weighted-average number of shares of ordinary shares - diluted	146,267,128	115,609,756	146,276,351	115,609,756

Earnings (loss) per ordinary share - basic:
From continuing operations	$0.19	$0.02	$0.39	$(0.16)
From discontinued operations	$—	$(0.01)	$—	$(0.03)

Earnings (loss) per ordinary share - diluted:
From continuing operations	$0.19	$0.02	$0.38	$(0.16)
From discontinued operations	$—	$(0.01)	$—	$(0.03)

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

9.    STOCK BASED COMPENSATION
A summary of equity based compensation expense recognized during the three and six months ended April 30, 2017 and 2016 is as follows:

	Three months ended April 30,		Six months ended April 30,
	2017	2016	2017	2016
	$	$	$	$
Management Equity Incentive Plan (MEIP)	1.9	2.0	4.2	3.0
Restricted Stock Units	4.0	—	5.3	—
Stock Options	1.1	—	1.5	—
Stock Based Compensation Expense	7.0	2.0	11.0	3.0
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
A summary of the MEIP activity for the six months ended April 30, 2017 is as follows:

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

	Class B	Class C	Class D	Class E	Total	Weighted Average Fair Value
Outstanding as of October 31, 2016	59,290	8,470	8,470	8,470	84,700	$687.27
Forfeited	(288)	(50)	(50)	(50)	(438)	$870.09
Outstanding as of April 30, 2017	59,002	8,420	8,420	8,420	84,262	$686.32
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
On December 8, 2016, the Company entered into a separation agreement with a senior officer ("Separation Agreement"). The agreement, in part, replaced the senior officer's 196,485 MEIP RSUs with an equal amount of MEIP RSUs with similar terms but with a provision that the MEIP RSUs will vest, and the performance criteria be measured, on December 31, 2017 (the "Separation Date"). The estimated fair value of these replacement MEIP RSUs was $13.87 per unit and was estimated using a Monte Carlo simulation model.
The Monte Carlo simulation model incorporated the following weighted average assumptions:

Risk free interest rate	0.9%
Expected volatility	41.6%
Estimated years to exit event	2.98
The Company previously expensed the service-based Class B units using the graded vesting attribution method and is continuing to do so after the allocation of MEIP shares. In addition, the allocation of MEIP shares and MEIP RSUs in respect to

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

the MEIP units resulted in an increase in fair value from the value attributed to the service-based Class B units at the time of the IPO, which the Company will expense on a straight line basis over the five year period following the IPO date, which represents the requisite service period of the MEIP RSUs. In total, the Company recorded $1.4 million and $2.9 million of compensation expense for the three and six months ended April 30, 2017, respectively, relating to these units. The Company recorded $2.0 million and 3.0 million of compensation expense for the three and six months ended April 30, 2016, respectively, relating to these units. The total unrecognized compensation expense for the Service-based Class B units is $8.5 million, which is expected to be recognized through fiscal 2021.
For the Exit Event Class B units, the allocation of MEIP shares and MEIP RSUs resulted in an increased fair value which will serve as the basis for recognizing compensation expense for these units. The fair value of the MEIP RSUs will be expensed on a straight line basis over five years, starting with the IPO date. The Company recognized $0.2 million and $0.4 million of compensation expense for the three and six months ended April 30, 2017, respectively. The fair value of the MEIP shares issued in respect of the Exit Event Class B units will remain unrecognized until an Exit Event occurs. The total unrecognized compensation expense for the MEIP shares and MEIP RSUs issued in respect of the Exit Event Class B units is $31.9 million, of which $3.4 million is expected to be recognized through fiscal 2021 and the remaining amount expensed on the occurrence of an Exit Event.
In the third quarter of fiscal 2016, the Company recorded two one time compensation expenses in relation to the allocation of MEIP shares and MEIP RSUs in respect of the C, D and E units. A $9.0 million expense was recorded to account for the fair value of MEIP units that fully vested as a result of their respective return thresholds being met through the IPO. Additionally, a $1.5 million expense was recorded to account for the unvested MEIP units that were allocated MEIP RSUs, in which requisite service requirements had already been partially met at the time of the IPO. The Company reversed $0.1 million of these expenses in the second quarter of fiscal 2017 due to the Separation Agreement.
In addition, the Company recognized $0.4 million and $1.0 million of compensation expense for the three and six months ended April 30, 2017, respectively, to account for the remaining fair value of the C, D and E MEIP units and the incremental fair value that resulted from the conversion to MEIP shares and MEIP RSUs. These amounts are inclusive of $0.2 million reversed relating to the senior officer's awards that were replaced in the Separation Agreement. The compensation expense will be recorded on a straight line basis over five years. The total unrecognized compensation expense for the C, D, and E units is $8.9 million, which will be recognized through fiscal 2021.
As a result of the Separation Agreement, the Company recorded $1.0 million of additional expense in the second quarter of fiscal 2017, not including a total of $0.3 million in expense reversals, as outlined above. The total unrecognized compensation expense for the replacement awards is $1.7 million, which will be recognized through the Separation Date.
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
Restricted Stock Units
As of April 30, 2017, the Company has a total of (i) 1,366,383 restricted stock units outstanding to certain members of management and (ii) 41,635 restricted stock units to non-employee directors (collectively, the "Standard RSUs"), excluding the MEIP RSUs outlined above. The Standard RSUs granted to management vest in equal installments over three years and Standard RSUs granted to non-employee directors vest over one year or at the conclusion of the director's service to the Company. The Standard RSUs are not subject to performance based criteria and have a weighted average fair value of $24.79.
In the six months ended April 30, 2017, the Company issued 70,700 ordinary shares for vested restricted stock units. To satisfy certain tax withholding requirements, the Company purchased 8,528 of these shares at a weighted average vesting date fair value of $27.15. These shares are currently being held at cost as treasury shares on the balance sheet.
During the three and six months ended April 30, 2017, $3.0 million and $4.3 million of stock compensation expense was recognized in relation to the Standard RSUs. As of April 30, 2017, unrecognized stock compensation expense related to Standard RSUs was $29.5 million, which will be recognized through fiscal 2020.
A summary of Standard RSUs activity for the six months ended April 30, 2017 is as follows:

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

	Restricted Share Units	Weighted Average Grant Date Fair Value
		$
Outstanding as of October 31, 2016	450,184	21.00
Granted	1,028,534	26.46
Vested	(70,700)	21.00
Outstanding as of April 30, 2017	1,408,018	24.79
As of April 30, 2017, no Standard RSUs have been forfeited.
Stock Options
As of April 30, 2017, the Company has granted 1,747,750 stock options to certain members of management. The stock options were granted with a weighted average exercise price of $23.28 per share, with 1,033,465 of the granted stock options ("Regular Options") vesting equally over three years. The remaining stock options ("EBITDA Options") were granted to a senior officer and vest based on performance based criteria, using Credit Agreement Adjusted EBITDA as the performance metric. Credit Agreement Adjusted EBITDA is defined as the Company's Adjusted EBITDA, as defined in Note 11, plus pro forma cost savings, synergies and pre-acquisition results.
The estimated weighted average fair value of stock options is $9.08 per option and was estimated using a Black-Scholes valuation model, using the following weighted average assumptions:

Risk free interest rate	1.6%
Expected volatility	38.1%
Expected life of options (in years)	6.0
Dividend yield	—%
During the three and six months ended April 30, 2017, $0.8 million and $1.2 million of stock compensation expense was recognized in relation to stock options. In the second quarter of fiscal 2017, $0.3 million of stock compensation expense was recognized for the EBITDA Options, due to a portion of the performance based criteria deemed probable as of April 30, 2017. As of April 30, 2017, total unrecognized compensation expense related to unvested Regular Options was $8.1 million, which is expected to be recognized through fiscal 2020, and total unrecognized compensation expense for the unvested EBITDA Options was $5.6 million, which will be recognized over the requisite service period when the performance based criteria is deemed probable to occur.
A summary of stock option activity for the six months ended April 30, 2017 is as follows:

	Stock Options	Weighted Average Fair Value
		$
Outstanding as of October 31, 2016	1,021,584	8.29
Granted	726,166	10.18
Outstanding as of April 30, 2017	1,747,750	9.08
As of April 30, 2017, no stock options have been forfeited or exercised.
10.    FINANCIAL INSTRUMENTS, FAIR VALUE AND RISK MANAGEMENT
The Company has determined the estimated fair values of its financial instruments based on appropriate valuation methodologies; however, considerable judgment is required to develop these estimates. The fair values of the Company's financial instruments are not materially different from their carrying values.
Fair value measurements

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

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
The fair value is principally applied to financial assets and liabilities such as derivative instruments consisting of foreign exchange forward contracts, available-for-sale securities relating to Republic of Austria bonds, held-for-trading securities relating to the Company's U.S. deferred compensation plan, and a liability relating to an earnout payment on future Biologics operating results. The following table provides a summary of the financial assets and liabilities that are measured at fair value as of April 30, 2017 and October 31, 2016:

	Fair value measurement at April 30, 2017				Fair value measurement at October 31, 2016
Assets measured at fair value	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$	$	$	$
Available-for-sale securities	1.4	—	—	1.4	1.4	—	—	1.4
Held-for-trading securities	—	1.5	—	1.5	—	1.4	—	1.4
Total assets	1.4	1.5	—	2.9	1.4	1.4	—	2.8

	Fair value measurement at April 30, 2017				Fair value measurement at October 31, 2016
Liabilities measured at fair value	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$	$	$	$
Foreign exchange forward contracts	—	1.8	—	1.8	—	2.7	—	2.7
Earnout liability	—	—	37.9	37.9	—	—	33.8	33.8
Total liabilities	—	1.8	37.9	39.7	—	2.7	33.8	36.5
Level 1 - Based on quoted market prices in active markets.
Level 2 - Inputs, other than quoted prices in active markets, that are observable, either directly or indirectly.
Level 3 - Unobservable inputs that are not corroborated by market data.
The following table presents the fair value of the Company's financial instruments and their classifications on the consolidated balance sheets as of April 30, 2017 and October 31, 2016:

	Assets as of April 30, 2017		Assets as of October 31, 2016
	Balance sheet location	Fair value	Balance sheet location	Fair value
		$		$
Available-for-sale securities	Investments	1.4	Investments	1.4
Held-for-trade securities	Investments	1.5	Investments	1.4
Total		2.9		2.8

	Liabilities as of April 30, 2017		Liabilities as of October 31, 2016
	Balance sheet location	Fair value	Balance sheet location	Fair value
		$		$
Foreign exchange forward contracts	Accounts payable and accrued liabilities	1.8	Accounts payable and accrued liabilities	2.7
Earnout liability	Other long-term liabilities	37.9	Other long-term liabilities	33.8
Total		39.7		36.5
The Company has the option to net settle its derivatives with the counter party under the terms of its contracts and as such any unrealized positions are recorded net. As of April 30, 2017, the Company had gross unrealized losses of $2.0 million and gross unrealized gains of $0.2 million under its derivative contracts. As of October 31, 2016, the Company had gross unrealized losses of $2.7 million and gross unrealized gains of less than $0.1 million under its derivative contracts.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

Long-term obligations
As of April 30, 2017, the fair values and carrying values of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	$	$	$	$	$
Long-term debt, including current portion	—	2,179.3	—	2,179.3	2,134.0
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
As of April 30, 2017, the Company's Canadian operations had entered into foreign exchange forward contracts to sell a net aggregate amount of $64.0 million U.S. dollars. These contracts hedge the Canadian operations expected exposure to U.S. dollar denominated receivables and mature at the latest on March 15, 2018, at an average exchange rate of $1.3254 Canadian dollars per U.S. dollar. The mark-to-market value of these financial instruments as of April 30, 2017 was a net unrealized loss of $1.8 million, which has been recorded in accumulated other comprehensive income in shareholders' deficit, net of associated income tax.
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
The Company estimated the value of the earnout by valuing the three payout tranches. The first tranche of the $25.0 million minimum earnout payment, which is not contingent to Biologics Adjusted EBITDA performance, was estimated by discounting

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

the $25.0 million using cost of debt of the Company. The values of the remaining two tranches, (i) an additional $25.0 million earnout payment which will be realized gradually as Biologics Adjusted EBITDA reaches $98.0 million, and (ii) an additional $10.0 million earnout payment which will be achieved gradually as Biologics Adjusted EBITDA approaches $110.0 million, were estimated using an option pricing framework, where the Company used a modified Black-Scholes model.
The Company adjusted the earnout value to its estimated fair value as of April 30, 2017 to $37.9 million. The Company recorded $0.5 million and $4.1 million of expense in the three and six months ended April 30, 2017, respectively, relating to marking the liability to its estimated fair value. The Company recorded $1.2 million of expense and $3.7 million of income in the three and six months ended April 30, 2016, respectively, relating to marking the liability to its estimated fair value. The April 30, 2017 earnout valuation applies an asset volatility of 30% and an asset beta of 0.9. A 1% change in asset volatility would have an impact on the value of +/- $0.3 million while a 0.1 change in beta would have an impact on the value of +/- $0.3 million. Assumptions are Level 3 in nature.
The earnout liability activity is summarized as follows for the six months ended April 30, 2017:

Total
$
Balance at October 31, 2016	33.8
Change in fair value	4.1
Balance at April 30, 2017	37.9
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
Foreign exchange risk
As of April 30, 2017, the Company operated in Canada, the United States, Italy, France, the United Kingdom, The Netherlands, Australia, Germany, Austria, and Japan. Foreign exchange risk arises because the value of the local currency receivable or payable for transactions denominated in foreign currencies may vary due to changes in exchange rates ("transaction exposures") and because the non-U.S. dollar denominated financial statements of the Company may vary on consolidation into the reporting currency of U.S. dollars ("translation exposures").
The Company's most significant transaction exposure is from its Canadian operations. Approximately 90% of the cash receipts and 15% of the cash outflows relating to Canadian operations are transacted in U.S. dollars. As a result, the Company may experience transaction exposures because of volatility in the exchange rate between the Canadian and U.S. dollar. Based on the Company's current U.S. denominated net inflows, as of April 30, 2017, fluctuations of +/- 10% would, everything else being equal, have an effect on year to date income before income taxes of approximately +/- $5.8 million, prior to hedging activities.
The objective of the Company's foreign exchange risk management activities is to minimize transaction exposures and the resulting volatility of the Company's earnings. The Company manages this risk by entering into foreign exchange contracts. As of April 30, 2017, the Company has entered into foreign exchange contracts to cover approximately 68% of its Canadian-U.S. dollar cash flow exposures for the next twelve months.
The amount of the Company's Euro denominated debt designated as a hedge against its net investment in its subsidiaries in Austria, The Netherlands, Germany, France and Italy, is €463.1 million as of April 30, 2017. This hedge was originally designated in March 2014 as a part of the Company's acquisition of manufacturing sites from DSM and is re-designated on a quarterly basis. As of April 30, 2017, the balance of the net investment hedge was $74.7 million and is included in accumulated

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

other comprehensive income in shareholders' deficit. Any unrealized exchange losses are included in the consolidated statement of operations due to ineffectiveness.
The following table summarizes the net investment hedge foreign exchange activity for the three and six months ended April 30, 2017 and 2016 since net investment hedge inception:

	Three months ended April 30,		Six months ended April 30,
	2017	2016	2017	2016
	$	$	$	$
Foreign exchange (loss) gain for the period from net investment hedge	(4.6)	(29.0)	4.0	(21.0)
Release of ineffective portion of net investment hedge to consolidated statement of operations	—	3.3	—	2.2
Net (loss) gain to other comprehensive income for the period related to net investment hedge	(4.6)	(25.7)	4.0	(18.8)
Translation gains and losses related to certain foreign currency denominated intercompany loans are included as part of the net investment in certain foreign subsidiaries, and are included in accumulated other comprehensive income in shareholders' deficit.
The following table summarizes the foreign currency activity on the intercompany loans that are included as part of the net investment in certain foreign subsidiaries for the three and six months ended April 30, 2017 and 2016 since net investment hedge inception:

	Three months ended April 30,		Six months ended April 30,
	2017	2016	2017	2016
	$	$	$	$
Foreign exchange gain for the period from long-term intercompany loan revaluation	—	3.8	—	3.0
Credit risk
Credit risk arises from cash and cash equivalents held with banks and financial institutions, derivative financial instruments (foreign exchange contracts with positive fair values), and credit exposure to customers, including outstanding accounts receivable. The maximum exposure to credit risk is equal to the carrying value of the financial assets.
The objective of managing counterparty credit risk is to prevent losses in financial assets. The Company regularly assesses the credit quality of the counterparties, taking into account their financial position, past experience and other factors. Management also regularly monitors the utilization of credit limits. In cases where the credit quality of a customer does not meet the Company's requirements, a cash deposit is received before any services are provided. As of April 30, 2017 and October 31, 2016, the Company held deposits of $4.1 million and $4.3 million, respectively.
Liquidity risk
Liquidity risk arises when financial obligations exceed financial assets available at a particular point in time. The Company's objective in managing liquidity risk is to maintain sufficient readily available reserves in order to meet its liquidity requirements at all times. The Company mitigates liquidity risk by maintaining cash and cash equivalents on-hand and through the availability of funding from credit facilities. As of April 30, 2017, the Company was holding cash and cash equivalents of $92.7 million and had undrawn lines of credit available to it of $209.3 million.
11.    SEGMENT INFORMATION
The Company’s four operating segments are: North America DPS, Europe DPS, PDS and DSS. The North America DPS and Europe DPS operating segments meet the aggregation criteria to be presented as one DPS reportable segment. As a result, the Company has three reportable segments: DPS, PDS and DSS. Costs relating to Corporate operations are classified as Other.
The DPS segment includes commercial manufacturing outsourcing services, the PDS segment includes pharmaceutical development services, and the DSS segment includes active pharmaceutical ingredients and pharmaceutical intermediates. Corporate expenses primarily relate to general, administrative and sales and marketing expenses related to the corporate

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

organization. These expenses are centrally directed and controlled and are not included in internal measures of segment operating performance. The CODM does not evaluate its operating segments using discrete asset information.

	Three months ended April 30, 2017
	DPS	PDS	DSS	Other	Intersegment Eliminations	Total
	$	$	$	$	$	$
Revenues	297.2	57.8	129.2	—	(0.8)	483.4
Adjusted EBITDA	77.4	18.4	26.1	(27.5)	(0.2)	94.2
Depreciation and amortization	15.4	1.9	16.1	0.9		34.3
Capital expenditures	19.5	1.7	11.6	7.4		40.2

	Three months ended April 30, 2016
	DPS	PDS	DSS	Other	Intersegment Eliminations	Total
	$	$	$	$	$	$
Revenues	287.4	53.4	127.9	—	(0.1)	468.6
Adjusted EBITDA	72.7	16.7	30.8	(22.2)		98.0
Depreciation and amortization	14.9	1.3	10.2	0.6		27.0
Capital expenditures	11.7	5.9	9.0	4.3		30.9

	Six months ended April 30, 2017
	DPS	PDS	DSS	Other	Intersegment Eliminations	Total
	$	$	$	$	$	$
Revenues	572.4	110.1	259.1	—	(0.8)	940.8
Adjusted EBITDA	138.8	34.7	58.1	(54.7)	(0.2)	176.7
Depreciation and amortization	30.7	3.7	25.8	1.7		61.9
Capital expenditures	56.4	3.1	29.5	10.2		99.2

	Six months ended April 30, 2016
	DPS	PDS	DSS	Other	Intersegment Eliminations	Total
	$	$	$	$	$	$
Revenues	545.9	101.9	226.8	—	(0.1)	874.5
Adjusted EBITDA	127.8	30.5	45.6	(46.9)		157.0
Depreciation and amortization	29.7	2.5	20.1	1.2		53.5
Capital expenditures	56.7	15.6	16.3	6.5		95.1
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
Below is a reconciliation of Adjusted EBITDA to its most comparable U.S. GAAP measure.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

	Three months ended April 30,		Six months ended April 30,
	2017	2016	2017	2016
	$	$	$	$
Total Adjusted EBITDA	94.2	98.0	176.7	157.0
Depreciation and amortization	(34.3)	(27.0)	(61.9)	(53.5)
Repositioning expenses (1)	(2.2)	(1.3)	(3.5)	(2.5)
Acquisition and integration costs	(8.1)	(7.6)	(11.6)	(10.2)
Interest expense, net	(30.8)	(42.6)	(59.0)	(86.4)
Benefit from (provision for) income taxes	1.5	(0.7)	22.8	—
Refinancing expenses	(6.3)	—	(6.3)	—
Operational initiatives related consulting costs	(1.4)	(1.9)	(2.5)	(3.3)
IPO costs	—	(0.4)	—	(0.8)
Acquisition related litigation expenses	(3.7)	(0.9)	(6.0)	(1.9)
Stock based compensation expense	(7.0)	(2.0)	(11.0)	(3.0)
FDA remediation costs	—	(10.1)	—	(18.5)
Environmental remediation costs	—	—	(3.7)	—
Bargain purchase gain	26.4	—	26.4	—
Other	(0.7)	(1.6)	(4.5)	5.0
Net income (loss) from continuing operations	27.6	1.9	55.9	(18.1)
(1) Repositioning expenses for the three and six months ended April 30, 2017 includes $0.4 million and $1.1 million of inventory reserves related to the Swindon wind down recorded in cost of goods sold.
As illustrated in the table below, revenues are attributed to countries based on the location of the customer's billing address, capital assets are attributed to the country in which they are located and goodwill is attributed to the country in which the entity to which the goodwill pertains is located:

	Three months ended April 30, 2017
	Canada	US*	Europe	Other**	Total
	$	$	$	$	$
Revenues	4.2	282.8	167.9	28.5	483.4
* Includes Puerto Rico
** Primarily includes Japan

	Three months ended April 30, 2016
	Canada	US*	Europe	Other**	Total
	$	$	$	$	$
Revenues	5.1	317.6	124.8	21.1	468.6
* Includes Puerto Rico
** Primarily includes Japan

	As of and for the six months ended April 30, 2017
	Canada	US*	Europe	Other**	Total
	$	$	$	$	$
Revenues	11.2	564.7	320.7	44.2	940.8
Capital Assets	100.1	687.6	367.5	14.1	1,169.3
Goodwill	2.5	269.4	7.4	2.1	281.4
* Includes Puerto Rico
** Other revenues primarily include Japan

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

	As of and for the six months ended April 30, 2016
	Canada	US*	Europe	Other**	Total
	$	$	$	$	$
Revenues	12.4	589.4	236.7	36.0	874.5
Capital Assets	100.8	487.3	341.6	16.1	945.8
Goodwill	2.8	269.4	7.7	2.2	282.1
* Includes Puerto Rico
** Other revenues primarily include Japan
12.    REPOSITIONING EXPENSES
During the three and six months ended April 30, 2017, the Company incurred $1.8 million and $2.4 million in repositioning expenses, respectively, primarily from severance payments resulting from operational initiatives. In addition, the Company recorded inventory reserves of $0.4 million and $1.1 million for the three and six months ended April 30, 2017 relating to raw material and work in process inventory associated with the final phase of the winding down of the older section of the Swindon facility ("Swindon wind down") to allow us to re-purpose that area, which was expensed through cost of goods sold.
During the three and six months ended April 30, 2016, the Company incurred $1.3 million and $2.5 million in repositioning expenses, primarily from severance payments resulting from a realignment of DPS operations.
The following is a summary of these expenses and other charges associated with operational improvements as of and for the three and six months ended April 30, 2017 and 2016:

	As of and for the three months ended April 30, 2017
	DPS	PDS	DSS	Other	Total
	$	$	$	$	$
Total repositioning liability at January 31, 2017					4.6
Employee-related expenses	1.7	—	—	0.1	1.8
Repositioning expenses paid					(1.6)
Foreign exchange					0.1
Total repositioning liability at April 30, 2017					4.9

	As of and for the three months ended April 30, 2016
	DPS	PDS	DSS	Other	Total
	$	$	$	$	$
Total repositioning liability at January 31, 2016					4.9
Employee-related expenses	1.6	—	—	—	1.6
Consulting, professional and project management costs	(0.3)	—	—	—	(0.3)
Total expenses	1.3	—	—	—	1.3
Repositioning expenses paid					(3.1)
Foreign exchange					0.3
Total repositioning liability at April 30, 2016					3.4

	As of and for the six months ended April 30, 2017
	DPS	PDS	DSS	Other	Total
	$	$	$	$	$
Total repositioning liability at October 31, 2016					5.4
Employee-related expenses	1.9	—	—	0.5	2.4
Repositioning expenses paid					(3.1)
Foreign exchange					0.2
Total repositioning liability at April 30, 2017					4.9

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

The balance of repositioning liabilities as of April 30, 2017 was recorded in accounts payable and accrued liabilities on the consolidated balance sheet. The Company does not have any long-term repositioning liabilities as of April 30, 2017.

	As of and for the six months ended April 30, 2016
	DPS	PDS	DSS	Other	Total
	$	$	$	$	$
Total repositioning liability at October 31, 2015					22.9
Employee-related expenses	2.8	—	—	—	2.8
Consulting, professional and project management costs	(0.3)	—	—	—	(0.3)
Total expenses	2.5	—	—	—	2.5
Repositioning expenses paid					(21.8)
Foreign exchange					(0.2)
Total repositioning liability at April 30, 2016					3.4
The balance of repositioning liabilities as of April 30, 2016 was recorded in accounts payable and accrued liabilities on the consolidated balance sheet. The Company does not have any long-term repositioning liabilities as of April 30, 2016.
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

	Three months ended April 30,		Six months ended April 30,
Revenues/Expenses	2017	2016	2017	2016
	$	$	$	$
JLL Partners Expenses	0.1	0.1	0.1	0.2

DSM Revenues	0.1	0.8	0.3	0.9
DSM Expenses	1.9	2.5	5.1	5.2

Banner Life Sciences Revenues	0.7	1.4	0.7	7.9

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

	Balances as of
Accounts Receivable/Payable Balances	April 30, 2017	October 31, 2016
	$	$
JLL Partners Accounts Payable	0.1	—

DSM Accounts Receivable	0.1	0.4
DSM Accounts Payable	1.7	0.2

Banner Life Sciences Accounts Receivable	1.2	1.1
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
Chemiepark
The Company holds a 47.5% interest in Chemiepark, a company tasked with providing fire protection for the chemicals site in Linz, Austria.

	Values as of
Equity Method Investment Values	April 30, 2017	October 31, 2016
	$	$
Banner Life Sciences	2.5	2.9
Percivia	5.7	5.7
Chemiepark	0.1	0.1
Total	8.3	8.7
Investment carrying values are presented within investments in the consolidated balance sheets.

	Three months ended April 30,		Six months ended April 30,
Equity Method (Loss)/Gain	2017	2016	2017	2016
	$	$	$	$
Banner Life Sciences	(0.2)	(0.5)	(0.3)	1.3
Percivia	—	0.1	—	0.2
Total	(0.2)	(0.4)	(0.3)	1.5
Equity method earnings are presented within other income in the consolidated statement of operations.
14.    INCOME TAXES
The Company accounts for income taxes under FASB ASC 740, Income Taxes ("ASC 740"). The Company calculates its quarterly tax provision consistent with the guidance provided by ASC 740-270, whereby the Company forecasts its estimated

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

annual effective tax rate then applies that rate to its year-to-date pre-tax book (loss) income. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective rate, including factors such as the valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, or changes in or the interpretation of tax laws in jurisdictions where the Company conducts business. The Company has recorded valuation allowances against certain Netherlands and other foreign jurisdictions due to insufficient evidence supporting the Company's ability to use these assets in the future.
For the six months ended April 30, 2017 and 2016, the Company recorded a benefit from income taxes in continuing operations of $22.8 million and $0.0 million, respectively. The increase in tax benefit for the six months ended April 30, 2017 was primarily attributable to changes in the Company’s jurisdictional combination of pre-tax income, the Company’s change in tax classification of a United States subsidiary ("US subsidiary") and changes to other discrete tax items, which may have unique tax implications, depending on the nature of the item.
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
In the second quarter of fiscal 2017, the Company amended prior year federal and state returns, originally filed by a predecessor owner, for a U.S. subsidiary. As a result of the amended returns, the Company recognized a $3.5 million deferred tax benefit for an increase in net operating losses.
Valuation allowances are provided to reduce the related deferred income tax assets to an amount which will, more likely than not, be realized. As of April 30, 2017, the Company has multiple subsidiaries that continue to maintain either full or a partial valuation allowances on their deferred tax assets as there is not sufficient evidence to support the reversal of all or some portion of these allowances. However, given current and anticipated future earnings in the Company's Austrian subsidiaries, the Company believes that within the next twelve months there is a reasonable possibility positive evidence will become available that would require the release of all or a portion of the valuation allowance recorded at the Company’s Austrian subsidiaries.
The Company evaluates uncertain tax positions on a quarterly basis and considers various factors, including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, information obtained during in process audit activities and changes in facts or circumstances related to a tax position. The Company also accrues for potential interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statement operations. As of April 30, 2017, the Company did not have a material change in the total amount of unrecognized tax positions and does not expect a material change over the next twelve months.
The Company early adopted ASU No. 2016-09 "Improvements to Employee Share-Based Payment Accounting" during the second quarter of fiscal 2017. ASU 2016-09 eliminates the requirement for additional paid in capital ("APIC") pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled.  The adoption of ASU 2016-09 had no financial statement impact on the Company.
15.    OTHER INFORMATION
Foreign exchange
During the three and six months ended April 30, 2017, the Company recorded a foreign exchange loss of $0.7 million and $5.5 million, respectively. These amounts resulted from hedge and operating exposures. During the three and six months ended April 30, 2016, the Company recorded foreign exchange losses of $7.1 million and $11.4 million, respectively
Management Incentive Plan
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

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

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
Under the LTIP, the Company has granted $9.6 million in outstanding awards from March 11, 2014 through April 30, 2017, all of which vest over a five-year period. Through April 30, 2017, the Company has paid out $0.2 million in payments due to qualified terminations. The Company does not accrue for the overall payout as the Exit Event is deemed to not be probable until the actual occurrence of the event.
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
In May 2016, Procaps filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce. The request for arbitration involves the above-mentioned collaboration agreement. Procaps alleges that (i) Patheon’s acquisition of Banner violated the exclusivity provision of the collaboration agreement, (ii) Patheon failed to return or destroy confidential information of Procaps, (iii) Patheon was unjustly enriched by obtaining the benefit of such confidential information to which it was not entitled, and (iv) Patheon breached implied duties of good faith and fair dealing in carrying out the collaboration agreement. Procaps seeks (i) with respect to the alleged breaches, compensatory damages and (ii) with respect to the claim for unjust enrichment, (a) disgorgement of profits received by Patheon by using any confidential information of Procaps, (b) repayment for all payments made to Patheon pursuant to the collaboration agreement, and (c) payment for the value of any intellectual property associated with the collaboration agreement. The Company filed its answer to the request for arbitration with the International Court of Arbitration of the International Chamber of Commerce in June 2016. The arbitration hearing on the merits in this matter was held in March 2017 and final arguments were heard in May 2017.

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

The Company has not included any accrual in the consolidated financial statements as of April 30, 2017 related to these matters as a result of its assessment that the likelihood of a material loss in connection with these matters is not probable. However, an adverse outcome in this matter could have a material adverse effect on the Company’s business, results of operations and financial condition.
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
Statements of cash flows non-cash investing and financing activities

Notes to Unaudited Consolidated Financial Statements for the Three and Six Months Ended April 30, 2017
(Dollar information in tabular form is expressed in millions of U.S. dollars, except share data)

	Six months ended April 30,
	2017	2016
Non-cash financing activities:	$	$
Assumption of earnout liability from the Partnership (1)	—	36.0
Treasury stock purchases to satisfy certain tax withholdings (2)	0.1	—
Increase in capital lease obligations	1.0	—
(1) Refer to Note 9 for further information
(2) Represents the tax payable held as of April 30, 2017 relating to a second quarter treasury stock purchase.

16.    SUBSEQUENT EVENTS
On May 15, 2017, the Company and Thermo Fisher Scientific Inc. ("Thermo Fisher") and Thermo Fisher (CN) Luxembourg Sarl (the “Buyer”) entered into a Purchase Agreement pursuant to which the Buyer will commence a tender offer to all outstanding shares of the Company for $35.00 per share (the "Offer Consideration"). The transaction represents a purchase price of approximately $7.2 billion, which includes the assumption of approximately $2.0 billion of net debt. The closing of the tender offer (the “Closing”) will constitute an Exit Event under the MEIP and the LTIP and, accordingly, (i) all management units under the MEIP that are unvested as of the Closing will vest in full, (ii) the MEIP RSUs will settle in accordance with their terms based on the Offer Consideration; and (iii) all outstanding awards under the LTIP will become payable. All remaining unvested equity awards under the Company's Omnibus Incentive Plan will convert into an equity award of Thermo Fisher with the same value and substantially similar other terms as the existing Company equity award.

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
On May 15, 2017, the Company and Thermo Fisher Scientific Inc. ("Thermo Fisher") and Thermo Fisher (CN) Luxembourg Sarl (“Buyer”) entered into a Purchase Agreement pursuant to which the Buyer will commence a tender offer to all outstanding shares of the Company for $35.00 per share. The transaction represents a purchase price of approximately $7.2 billion, which includes the assumption of approximately $2.0 billion of net debt.
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
Selected Financial Results
The following is a summary of certain key financial results for the three months ended April 30, 2017 (a more detailed discussion is contained in "Results of Operations" below):

•
Revenues for the three months ended April 30, 2017 increased $14.8 million, or 3.2%, to $483.4 million from $468.6 million for the three months ended April 30, 2016. On a constant currency basis, revenue would have increased $23.3 million, or 5.0%.

•	Gross profit for the three months ended April 30, 2017 increased $2.4 million, or 1.7%, to $140.7 million from $138.3 million for the three months ended April 30, 2016.

•	Net income from continuing operations for the three months ended April 30, 2017 was $27.6 million, compared to net income of $1.9 million for the three months ended April 30, 2016.

•	Adjusted EBITDA for the three months ended April 30, 2017 decreased $3.8 million to $94.2 million, from $98.0 million for the three months ended April 30, 2016.
Opportunities and Trends
Our target markets include the highly fragmented global markets for the manufacture of finished pharmaceutical dosage forms, pharmaceutical development services, chemical API manufacturing, and biologic pharmaceutical contract manufacturing. The outsourcing of product development by the pharmaceutical industry is an important driver of growth in our business. In 2016, the pharmaceutical industry spent approximately $157.0 billion on formulation, development and manufacturing, according to Evaluate Pharma, and approximately $40.0 billion was outsourced to CDMOs such as Patheon, according to Root Analysis. Currently, only 25% to 30% of pharmaceutical industry spending on formulation, development and manufacturing is outsourced, and in the future it is expected that our customer base will expand the use of outsourcing to CDMOs because of changing industry dynamics, driving growth of our market. Industry resources indicate that the outsourced pharmaceutical manufacturing market is expected to grow at approximately 7 to 8% annually in the foreseeable future. We believe the market for products requiring specialized capabilities (e.g., sterile production, solubility solutions) is growing at a higher rate than the overall market. Furthermore, more than 60% to 90% of all new compounds entering development will require specialized manufacturing and/or molecular profile modification, according to industry research. According to Frost & Sullivan, a global market research firm, the CDMO API small molecule market for innovative chemical API manufacturing totaled approximately $19.5B in 2016 and may experience growth of approximately 7-9% annually through 2020. According to High Tech Business Decisions, a business intelligence information provider, the API large molecule market for mammalian biologics pharmaceutical contract manufacturing totaled approximately $2.4 billion in 2016 and may experience growth of approximately 7-9% annually through 2022.
Results of Operations
Three months ended April 30, 2017 compared to three months ended April 30, 2016

	Three months ended April 30,
	2017	2016	$	%
(in millions of U.S. dollars)	$	$	Change	Change
Revenues	483.4	468.6	14.8	3.2
Cost of goods sold	342.7	330.3	12.4	3.8
Gross profit	140.7	138.3	2.4	1.7
Selling, general and administrative expenses	92.1	74.8	17.3	23.1
Research and development	0.4	0.6	(0.2)	(33.3)
Repositioning expenses	1.8	1.3	0.5	38.5
Acquisition and integration costs	8.1	7.6	0.5	6.6
Other operating expense	0.5	1.2	(0.7)	*
Operating income	37.8	52.8	(15.0)	(28.4)
Interest expense, net	30.8	42.6	(11.8)	(27.7)
Foreign exchange loss, net	0.7	7.1	(6.4)	*
Refinancing expenses	6.3	—	6.3	—
Bargain purchase gain	(26.4)	—	(26.4)	—
Other loss, net	0.3	0.5	(0.2)	*
Income before income taxes	26.1	2.6	23.5	903.8
(Benefit from) provision for income taxes	(1.5)	0.7	(2.2)	*
Net income from continuing operations	27.6	1.9	25.7	1,352.6
Net loss from discontinued operations	—	(1.0)	1.0	*
Net income	27.6	0.9	26.7	2,966.7
* Not meaningful

Operating Income Summary
Revenues for the three months ended April 30, 2017 increased $14.8 million, or 3.2%, to $483.4 million, from $468.6 million for the three months ended April 30, 2016. On a constant currency basis, revenues would have increased $23.3 million, or 5.0%.

•
DPS revenues for the three months ended April 30, 2017 increased $9.8 million, or 3.4%, to $297.2 million, from $287.4 million for the three months ended April 30, 2016 primarily due to new product launches at our Greenville, NC site and increased sterile business at our Italian sites.

•
PDS revenues for the three months ended April 30, 2017 increased $4.4 million, or 8.2%, to $57.8 million, from $53.4 million for the three months ended April 30, 2016 primarily due to recoveries at our Ferentino site as well as continued growth in our Canadian sites.

•
DSS revenues for the three months ended April 30, 2017 increased $1.3 million, or 1.0%, to $129.2 million from $127.9 million for the three months ended April 30, 2016 primarily from increased revenues from the RCI Acquisition, higher shipments in our European API business and increased activity in our Biologics business, partially offset by declining sales in our legacy US API sites.

Gross profit for the three months ended April 30, 2017 increased $2.4 million, or 1.7%, to $140.7 million, from $138.3 million for the three months ended April 30, 2016. The decrease in gross profit margin from 29.5% for the three months ended April 30, 2016 to 29.1% for the three months ended April 30, 2017 was primarily due to increased investment in quality and other manufacturing support ahead of increased commercialization of our Biologics business, as well as unfavorable mix, partially offset by flow through from increased revenues and the elimination of FDA remediation costs at our Ferentino facility present in prior year gross profit.
Selling, general and administrative expenses for the three months ended April 30, 2017 increased $17.3 million, or 23.1%, to $92.1 million, from $74.8 million for the three months ended April 30, 2016, primarily due to increased incentive and stock based compensation, higher salary costs associated with the Company's growth strategy and increased public company compliance costs.
Acquisition and integration costs for the three months ended April 30, 2017 increased $0.5 million to $8.1 million from $7.6 million for the three months ended April 30, 2016. Acquisition and integration costs during the three months ended April 30, 2017 primarily related to the Roche Acquisition and other corporate development activities while acquisition and integration costs for the three months ended April 30, 2016 primarily related to due diligence on potential corporate development transactions. The nature of these costs includes due diligence costs, consultants, system and customer conversions, and other integration-related costs. These costs are recognized as operating expenses as incurred.
Other operating loss for the three months ended April 30, 2017 was $0.5 million, compared to $1.2 million for the three months ended April 30, 2016. These amounts relate to the Company's mark to market adjustments on the earnout liability.
Interest expense for the three months ended April 30, 2017 was $30.8 million compared to $42.6 million for the three months ended April 30, 2016. The decrease in interest expense is primarily due to the redemption of the Senior PIK Toggle Notes in the fourth quarter of 2016.
Refinancing expense for the three months ended April 30, 2017 was $6.3 million, which related to the refinancing of the Company's Credit Facility Agreement. The Company did not incur refinancing expenses for the three months ended April 30, 2016.
Benefit from income taxes for the three months ended April 30, 2017 was $1.5 million and provision for income taxes for the three months ended April 30, 2016 was $0.7 million. The increase in tax benefit for the three months ended April 30, 2017 was primarily attributable to changes in the Company’s jurisdictional combination of pre-tax income and changes to other discrete tax items, which may have unique tax implications, depending on the nature of the item.
We recorded a net loss from discontinued operations of $1.0 million for the three months ended April 30, 2016 as a result of miscellaneous transaction activity with our discontinued operations. No discontinued operations activity was recorded for the three months ended April 30, 2017.
Adjusted EBITDA Reconciliation
A reconciliation of Adjusted EBITDA to net income from continuing operations is set forth below:

	Three months ended April 30,
	2017	2016
(in millions of U.S. dollars)	$	$
Total Adjusted EBITDA	94.2	98.0
Depreciation and amortization	(34.3)	(27.0)
Repositioning expenses (1)	(2.2)	(1.3)
Acquisition and integration costs	(8.1)	(7.6)
Interest expense, net	(30.8)	(42.6)
Benefit from (provision for) income taxes	1.5	(0.7)
Refinancing expenses	(6.3)	—
Operational initiatives related consulting costs	(1.4)	(1.9)
IPO costs	—	(0.4)
Acquisition related litigation expenses	(3.7)	(0.9)
Stock based compensation expense	(7.0)	(2.0)
FDA remediation costs	—	(10.1)
Bargain purchase gain	26.4	—
Other	(0.7)	(1.6)
Net income from continuing operations	27.6	1.9
(1) Repositioning expenses for the three months ended April 30, 2017 includes $0.4 million of inventory reserves related to the Swindon wind down recorded in cost of goods sold.
The following provides certain information regarding our business segments for the three months ended April 30, 2017 and 2016:

	Three months ended April 30,
	2017	2016	$	%
(in millions of U.S. dollars)	$	$	Change	Change
Revenues
Drug Product Services	297.2	287.4	9.8	3.4
Pharmaceutical Development Services	57.8	53.4	4.4	8.2
Drug Substance Services	129.2	127.9	1.3	1.0
Inter-segment Eliminations	(0.8)	(0.1)	(0.7)	*
Total Revenues	483.4	468.6	14.8	3.2
Adjusted EBITDA
Drug Product Services	77.4	72.7	4.7	6.5
Pharmaceutical Development Services	18.4	16.7	1.7	10.2
Drug Substance Services	26.1	30.8	(4.7)	(15.3)
Other	(27.5)	(22.2)	(5.3)	(23.9)
Inter-segment Eliminations	(0.2)	—	(0.2)	*
Total Adjusted EBITDA	94.2	98.0	(3.8)	(3.9)
* Not meaningful
Drug Product Services
Total DPS revenues for the three months ended April 30, 2017 increased $9.8 million, or 3.4%, to $297.2 million, from $287.4 million for the three months ended April 30, 2016. On a constant currency basis, DPS revenues would have increased by $14.3 million, or 5.0%. The increase was primarily due to new product launches at our Greenville, NC site and increased sterile business at our Italian sites.

Total DPS Adjusted EBITDA for the three months ended April 30, 2017 increased $4.7 million, or 6.5%, to $77.4 million, from $72.7 million for the three months ended April 30, 2016. This represents an Adjusted EBITDA margin of 26.0% for the three months ended April 30, 2017 compared to 25.3% for the three months ended April 30, 2016. The increase in Adjusted EBITDA and margin was primarily due to the flow through from the higher revenue as well as favorable foreign exchange impacts, partially offset by higher inventory write-offs. Consistent with management's definition of Adjusted EBITDA, total DPS Adjusted EBITDA for the three months ended April 30, 2017 did not include repositioning expenses of $2.1 million and stock based compensation of $1.4 million.
Pharmaceutical Development Services
Total PDS revenues for the three months ended April 30, 2017 increased by $4.4 million, or 8.2%, to $57.8 million from $53.4 million for the three months ended April 30, 2016. Higher revenue was primarily due to recoveries at our Ferentino site as well as continued growth in our Canadian sites.
Total PDS Adjusted EBITDA for the three months ended April 30, 2017 increased $1.7 million, or 10.2%, to $18.4 million, from $16.7 million for the three months ended April 30, 2016. This represents an Adjusted EBITDA margin of 31.8% for the three months ended April 30, 2017 compared to 31.3% for the three months ended April 30, 2016. The increase in Adjusted EBITDA and margin was primarily due to the flow through from the higher revenue, partially offset by investment in headcount ahead of expected continued growth.
Drug Substance Services
Total DSS revenues for the three months ended April 30, 2017 increased by $1.3 million, or 1.0%, to $129.2 million from $127.9 million for the three months ended April 30, 2016. On a constant currency basis, DSS revenues would have increased by $4.6 million, or 3.6%. Increased revenue was primarily from increased revenues from the RCI Acquisition, higher shipments in our European API business and increased activity in our Biologics business, partially offset by declining sales in our legacy US API sites.
Total DSS Adjusted EBITDA for the three months ended April 30, 2017 decreased by $4.7 million, or 15.3%, to $26.1 million from $30.8 million for the three months ended April 30, 2016. This represents an Adjusted EBITDA margin of 20.2% for the three months ended April 30, 2017 compared to 24.1% for the three months ended April 30, 2016. The decrease in Adjusted EBITDA and margin is primarily due to increased investment in quality and other manufacturing support ahead of increased commercialization of our Biologics business, partially offset by flow through from the RCI Acquisition. Consistent with management's definition of Adjusted EBITDA, total DSS Adjusted EBITDA for the three months ended April 30, 2017 did not include acquisition and integration expenses of $2.5 million and stock based compensation of $0.6 million.
Other
Total Other Adjusted EBITDA loss for the three months ended April 30, 2017 decreased by $5.3 million, or 23.9%, to a loss of $27.5 million from a loss of $22.2 million for the three months ended April 30, 2016 due to increased compensation costs associated with the Company's growth strategy. Consistent with management's definition of Adjusted EBITDA, total Other Adjusted EBITDA loss for the three months ended April 30, 2017 did not include acquisition and integration costs of $5.5 million, refinancing expenses of $6.3 million, stock-based compensation of $4.8 million, Procaps litigation expenses of $3.7 million and consulting costs relating to operational excellence initiatives of $1.3 million.

Six months ended April 30, 2017 compared to six months ended April 30, 2016

	Six months ended April 30,
	2017	2016	$	%
(in millions of U.S. dollars)	$	$	Change	Change
Revenues	940.8	874.5	66.3	7.6
Cost of goods sold	670.4	637.3	33.1	5.2
Gross profit	270.4	237.2	33.2	14.0
Selling, general and administrative expenses	173.2	148.5	24.7	16.6
Research and development	1.1	1.3	(0.2)	(15.4)
Repositioning expenses	2.4	2.5	(0.1)	(4.0)
Acquisition and integration costs	11.6	10.2	1.4	13.7
Other operating expense (income)	4.1	(3.7)	7.8	*
Operating income	78.0	78.4	(0.4)	(0.5)
Interest expense, net	59.0	86.4	(27.4)	(31.7)
Foreign exchange loss, net	5.5	11.4	(5.9)	*
Refinancing expenses	6.3	—	6.3	—
Bargain purchase gain	(26.4)	—	(26.4)	—
Other loss (income), net	0.5	(1.3)	1.8	*
Income (loss) before income taxes	33.1	(18.1)	51.2	282.9
Benefit from income taxes	(22.8)	—	(22.8)	*
Net income (loss) from continuing operations	55.9	(18.1)	74.0	408.8
Net loss from discontinued operations	—	(3.1)	3.1	*
Net income (loss)	55.9	(21.2)	77.1	(363.7)
* Not meaningful

Operating Income Summary
Revenues for the six months ended April 30, 2017 increased $66.3 million, or 7.6%, to $940.8 million, from $874.5 million for the six months ended April 30, 2016. On a constant currency basis, revenue would have increased $78.6 million, or 9.0%.

•
DPS revenues for the six months ended April 30, 2017 increased $26.5 million, or 4.9%, to $572.4 million, from $545.9 million for the six months ended April 30, 2016 primarily due to the recovery of volumes lost in the first half of fiscal 2016 due to FDA remediation activities at our Ferentino site and new product launches at our Greenville, North Carolina site, partially offset by lower revenues due to the Swindon wind down.

•
PDS revenues for the six months ended April 30, 2017 increased $8.2 million, or 8.0%, to $110.1 million, from $101.9 million for the six months ended April 30, 2016 primarily due to recoveries at our Ferentino site as well as continued growth in most North America sites.

•
DSS revenues for the six months ended April 30, 2017 increased $32.3 million, or 14.2%, to $259.1 million, from $226.8 million for the six months ended April 30, 2016 primarily from increased revenues from the RCI Acquisition, higher shipments in our European API business and increased activity in our Biologics business, partially offset by lower growth in our legacy US API sites.

Gross profit for the six months ended April 30, 2017 increased $33.2 million, or 14.0%, to $270.4 million, from $237.2 million for the six months ended April 30, 2016. The increase in gross profit margin from 27.1% for the six months ended April 30, 2016 to 28.7% for the six months ended April 30, 2017 was primarily due to flow through from increased revenues and the elimination of FDA remediation costs at our Ferentino facility present in prior year gross profit, partially offset by increased investment in quality and other manufacturing support ahead of increased commercialization of our Biologics business and environmental remediation costs recorded in the first quarter of fiscal 2017.
Selling, general and administrative expenses for the six months ended April 30, 2017 increased $24.7 million, or 16.6%, to $173.2 million, from $148.5 million for the six months ended April 30, 2016 primarily due to increased incentive and stock based compensation, higher salary costs associated with the Company's growth strategy and increased public company compliance costs.
Acquisition and integration costs for the six months ended April 30, 2017 increased $1.4 million, to $11.6 million, from $10.2 million for the six months ended April 30, 2016. Acquisition and integration costs during the six months ended April 30, 2017 primarily related to the RCI Acquisition and other corporate development activities while acquisition and integration costs for the six months ended April 30, 2016 primarily related to due diligence on potential corporate development transactions. The nature of these costs includes due diligence costs, consultants, system and customer conversions, and other integration-related costs. These costs are recognized as operating expenses as incurred.
Other operating loss for the six months ended April 30, 2017 was $4.1 million, which primarily relates to the mark to market activity on the Biologics earnout. For the six months ended April 30, 2016, the other operating gain of $3.7 million related to the Company revising the earnout calculation upon assuming the earnout liability as well as marking the liability to market on an ongoing basis.
Interest expense for the six months ended April 30, 2017 was $59.0 million compared to $86.4 million for the six months ended April 30, 2016. The decrease in interest expense is primarily due to the redemption of the Senior PIK Toggle Notes in the fourth quarter of 2016.
Refinancing expense for the six months ended April 30, 2017 was $6.3 million, which related to the refinancing of the Company's Credit Facility Agreement. The Company did not incur refinancing expenses for the six months ended April 30, 2016.
Income tax benefit for the six months ended April 30, 2017 was $22.8 million and income tax expense for the six months ended April 30, 2016 was $0.0 million. The increase in tax benefit for the six months ended April 30, 2017 was primarily attributable to changes in the Company’s jurisdictional combination of pre-tax income, the Company’s change in tax classification of a United States subsidiary ("US subsidiary") and changes to other discrete tax items, which may have unique tax implications, depending on the nature of the item. The current year benefit was largely affected by the Company filing an election to change the tax classification of a US subsidiary from a partnership to an association taxable as a corporation. As a result of the change in tax classification, the Company recognized a $28.3 million deferred tax benefit related to the change in its deferred tax assets and liabilities. The Company previously accounted for the deferred tax basis difference using outside basis of the partnership's investments. The Company derecognized the deferred tax liability for the outside basis difference and recognized deferred tax assets and liabilities for existing temporary differences between the tax basis and financial reporting basis of the assets and liabilities of the subsidiary.
We recorded a net loss from discontinued operations of $3.1 million for the six months ended April 30, 2016 which related to minor adjustments as a result of miscellaneous transaction activity with our discontinued operations. No discontinued operations activity was recorded for the six months ended April 30, 2017.
Revenues and Adjusted EBITDA by Business Segment

A reconciliation of Adjusted EBITDA to net loss from continuing operations is set forth below:

	Six months ended April 30,
	2017	2016
(in millions of U.S. dollars)	$	$
Total Adjusted EBITDA	176.7	157.0
Depreciation and amortization	(61.9)	(53.5)
Repositioning expenses (1)	(3.5)	(2.5)
Acquisition and integration costs	(11.6)	(10.2)
Interest expense, net	(59.0)	(86.4)
Benefit from income taxes	22.8	—
Refinancing expenses	(6.3)	—
Operational initiatives related consulting costs	(2.5)	(3.3)
IPO costs	—	(0.8)
Acquisition related litigation expenses	(6.0)	(1.9)
Stock based compensation expense	(11.0)	(3.0)
FDA remediation costs	—	(18.5)
Environmental remediation costs	(3.7)	—
Bargain purchase gain	26.4	—
Other	(4.5)	5.0
Net income (loss) from continuing operations	55.9	(18.1)
(1) Repositioning expenses for the three months ended April 30, 2017 includes $1.1 million of inventory reserves related to the Swindon wind down recorded in cost of goods sold.

The following provides certain information regarding our business segments for the six months ended April 30, 2017 and 2016:

	Six months ended April 30,
	2017	2016	$	%
(in millions of U.S. dollars)	$	$	Change	Change
Revenues
Drug Product Services	572.4	545.9	26.5	4.9
Pharmaceutical Development Services	110.1	101.9	8.2	8.0
Drug Substance Services	259.1	226.8	32.3	14.2
Other	—	—	—	—
Inter-segment Eliminations	(0.8)	(0.1)	(0.7)	*
Total Revenues	940.8	874.5	67.0	7.7
Adjusted EBITDA
Drug Product Services	138.8	127.8	11.0	8.6
Pharmaceutical Development Services	34.7	30.5	4.2	13.8
Drug Substance Services	58.1	45.6	12.5	27.4
Other	(54.7)	(46.9)	(7.8)	(16.6)
Inter-segment Eliminations	(0.2)	—	(0.2)	*
Total Adjusted EBITDA	176.7	157.0	19.9	12.7
Drug Product Services
Total DPS revenues for the six months ended April 30, 2017 increased $26.5 million, or 4.9%, to $572.4 million, from $545.9 million for the six months ended April 30, 2016. On a constant currency basis, DPS revenues would have increased $33.3 million, or 6.1%. The increase was primarily due to the recovery of volumes lost in the first half of fiscal 2016 due to FDA remediation activities at our Ferentino site and new product launches at our Greenville, North Carolina site, partially offset by lower revenues due to the Swindon wind down.
Total DPS Adjusted EBITDA for the six months ended April 30, 2017 increased $11.0 million, or 8.6%, to $138.8 million, from $127.8 million for the six months ended April 30, 2016. This represents an Adjusted EBITDA margin of 24.2% for the six months ended April 30, 2017 compared to 23.4% for the six months ended April 30, 2016. The increase in Adjusted EBITDA and margin was primarily due to the flow through from the higher revenue partially offset by increased investment in our quality function. Consistent with management's definition of Adjusted EBITDA, total DPS Adjusted EBITDA for the six months ended April 30, 2017 did not include environmental remediation expenses of $3.7 million, repositioning expenses of $3.0 million and stock-based compensation of $1.6 million.
Pharmaceutical Development Services
Total PDS revenues for the six months ended April 30, 2017 increased by $8.2 million, or 8.0%, to $110.1 million from $101.9 million for the six months ended April 30, 2016. On a constant currency basis, PDS revenues increased by $9.3 million, or 9.1%. Higher revenue was primarily due to recoveries at our Ferentino site as well as continued growth in most North America sites.
Total PDS Adjusted EBITDA for the six months ended April 30, 2017 increased $4.2 million, or 13.8%, to $34.7 million from $30.5 million for the six months ended April 30, 2016. This represents an Adjusted EBITDA margin of 31.5% for the six months ended April 30, 2017 compared to 29.9% for the six months ended April 30, 2016. The increase in adjusted
EBITDA and margin was primarily due to the flow through from the higher revenue.
Drug Substance Services
Total DSS revenues for the six months ended April 30, 2017 increased by $32.3 million, or 14.2%, to $259.1 million from $226.8 million for the six months ended April 30, 2016. On a constant currency basis, DSS revenues increased by $36.7 million, or 16.2%. Increased revenue was primarily from increased revenues from the RCI Acquisition, higher shipments in our European API business and increased activity in our Biologics business, partially offset by lower growth in our legacy US API sites.
Total DSS Adjusted EBITDA for the six months ended April 30, 2017 increased $12.5 million, or 27.4%, to $58.1 million from $45.6 million for the six months ended April 30, 2016. This represents an Adjusted EBITDA margin of 22.4% for the six months ended April 30, 2017 compared to 20.1% for the six months ended April 30, 2016. The increase is primarily due to flow through from higher volumes, including increased revenues from the RCI Acquisition, partially offset by increased investment in quality and other manufacturing support ahead of increased commercialization of our Biologics business. Consistent with management's definition of Adjusted EBITDA, total DSS Adjusted EBITDA for the six months ended April 30, 2017 did not include acquisition and integration expenses of $2.6 million and stock based compensation of $0.7 million.
Other
Total Other Adjusted EBITDA loss for the six months ended April 30, 2017 increased by $7.8 million, or 16.6%, to a loss of $54.7 million from a loss of $46.9 million for the six months ended April 30, 2016. The increase was primarily due to increased compensation costs associated with the Company's growth strategy. Consistent with management's definition of Adjusted EBITDA, total Other Adjusted EBITDA for the six months ended April 30, 2017 did not include acquisition and integration expenses of $8.8 million, stock-based compensation expense of $8.6 million, Procaps litigation expenses of $6.0 million, refinancing expenses of $6.3 million and consulting costs relating to operational excellence initiatives of $2.3 million.
Liquidity and Capital Resources
Overview
Cash and cash equivalents totaled $92.7 million at April 30, 2017 and $165.0 million at October 31, 2016. Our total debt was $2,088.8 million at April 30, 2017 and $2,068.7 million at October 31, 2016.
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
Summary of Cash Flows
Cash Used In Operating Activities
The following table summarizes the cash used in operating activities for the periods indicated:

	Six months ended April 30,
	2017	2016
(in millions of U.S. dollars)	$	$
Cash provided by (used in) operating activities of continuing operations	20.9	(43.0)
Cash used in operating activities of discontinued operations	—	(2.9)
Cash provided by (used in) operating activities	20.9	(45.9)
Cash provided by operating activities of continuing operations for the six months ended April 30, 2017 increased $63.9 million, to a source of $20.9 million, from a use of $43.0 million for the six months ended April 30, 2016. The increase was primarily due to improved operating results and working capital performance, partially offset by a reduced benefit from deferred revenues compared to the prior period.
Cash Used in Investing Activities
The following table summarizes the cash used in investing activities for the periods indicated:

	Six months ended April 30,
	2017	2016
(in millions of U.S. dollars)	$	$
Cash used in investing activities of continuing operations	(109.5)	(92.7)
Cash used in investing activities of discontinued operations	—	(3.3)
Cash used in investing activities	(109.5)	(96.0)
Cash used for investing activities of continuing operations for the six months ended April 30, 2017 increased $16.8 million, to $109.5 million from $92.7 million for the six months ended April 30, 2016. Cash used for investing activities in both periods primarily relate to project related capital expenditures.
Cash Used in Financing Activities
The following table summarizes the cash used in financing activities for the periods indicated:

	Six months ended April 30,
	2017	2016
(in millions of U.S. dollars)	$	$
Cash provided by (used in) financing activities of continuing operations	17.6	(9.2)
Cash provided by (used in) financing activities of discontinued operations	—	—
Cash provided by (used in) financing activities	17.6	(9.2)
Cash provided by financing activities for the six months ended April 30, 2017 was $17.6 million compared to cash used in financing activities of $9.2 million for the six months ended April 30, 2016. Cash provided by financing activities for the six months ended April 30, 2017 primarily related to long term debt proceeds and repayments as a result of the Refinancing and cash provided by financing activities for the six months ended April 30, 2016 primarily related to various repayments required by our debt agreements.
Financing Arrangements
2017 Term Loans and Revolving Line
On April 20, 2017, the Company completed the refinancing of its term loans and revolving credit facility (the "Refinancing'") existing credit facility (the "Refinancing") by entering into Amendment No. 4 of the original credit facility agreement dated as of March 11, 2014 (the "Credit Facility"). Under Amendment No. 4, the existing term loans were refinanced with new term loans ("Tranche B Term Loans"). The Tranche B Term Loans consisted of (i) Tranche B US Dollar Term Loans in the amount of $1.133 billion and (ii) Tranche B Euro Term Loans in the amount of €463.1 million, or $496.3 million. The Tranche B Term Loans will mature on April 20, 2024.
Under Amendment No. 4, the Company increased the size of the revolver facility (the "Revolving Facility") to $250.0 million, of which up to $75.0 million is available for letters of credit. Of the total revolving commitments, $87.1 million will terminate on March 11, 2019 (the "Tranche A Commitments") and the remaining commitments (the "Tranche B Commitments") will terminate on April 20, 2022.
The US Dollar denominated Tranche B Term Loans bear interest at a rate per annum equal to, at the option of the Company, a base rate plus 2.25% or LIBOR with a floor of 1% plus 3.25%. The margin applied to the base rate will be reduced to 2.0% and the margin applied to LIBOR will be reduced to 3.0% if the Company achieves, and as long as the Company maintains, a B2/Stable credit rating or better from Moody's Inventors Service, Inc.
The Euro denominated Tranche B Term Loans bear interest at a rate per annum equal to LIBOR with a floor of 1% plus 3.00%.
Borrowings under the Revolving Facility bear interest at a rate per annum equal to, at the option of the Company, a base rate plus 2.25% or LIBOR plus an applicable margin of 3.25%. The Company will also pay a commitment fee of 0.50% per annum on the unused portion of the Revolving Facility with a step down to 0.375% when the First Lien Leverage Ratio (as defined below) is less than or equal to 3.00 to 1.00.
As of April 30, 2017, the Company borrowed $50.0 million against the Revolving Facility, which will renew until paid.
Under the Revolving Facility, we are required to maintain a First Lien Leverage Ratio below a certain amount for each of the Testing Periods as set forth in the Credit Agreement after such time as we have borrowed 25% of the available credit under the Secured Revolving Facility, or $62.5 million. For purposes of the Credit Agreement, a Testing Period means a single period consisting of the most recent four consecutive fiscal quarters ending on the covenant determination date. As of April 30, 2017, we were not required to calculate the First Lien Leverage Ratio as we have not borrowed 25% or $62.5 million under the Secured Revolving Facility. The following table discloses the maximum First Lien Leverage Ratios permitted under the Credit Agreement:

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
We are required to make the following mandatory prepayments in respect of the Secured Term Loans: (i) 50% of Excess Cash Flow (as defined in the Credit Agreement) when we maintain a First Lien Leverage Ratio of greater than 4.00 to 1.00, with step downs to (a) 25% when we maintain a First Lien Leverage Ratio of less than or equal to 4.00 to 1.00 but greater than 3.50 to 1.00 and (b) 0% when we maintain a First Lien Leverage Ratio of less than or equal to 3.50 to 1.00; (ii) 100% of the net cash proceeds of certain asset sales (including insurance and condemnation proceeds), subject to thresholds, reinvestment rights and certain other exceptions; and (iii) 100% of the net cash proceeds of issuances of debt obligations, subject to certain exceptions and thresholds. "Excess Cash Flow" is generally defined as Consolidated EBITDA (as defined in the Credit Agreement) plus, (i) decreases in working capital, (ii) extraordinary or nonrecurring income or gains and (iii) certain other adjustments, minus, (a) increases in working capital, (b) cash interest, (c) cash taxes, (d) cash capital expenditures (e) scheduled debt amortization and (f) certain other adjustments. No Excess Cash Flow payment was required for fiscal 2015. As the Excess Cash Flow calculation is performed annually, no payment is due for the six months ended April 30, 2017. We may voluntarily repay borrowings under the Credit Facility at any time.
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
As of April 30, 2017, we were in compliance with the covenants in the Credit Facility.
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
Our Consolidated EBITDA for the last four fiscal quarters ended April 30, 2017 based on the definition in our Credit Agreement is calculated as follows:

Twelve months ended
April 30, 2017
(in millions of U.S. dollars)	$
Consolidated EBITDA per Credit Agreement	458.3
Less:
Pro forma cost savings	(37.3)
Other	(6.7)
Adjusted EBITDA	414.3
(Deduct) add:
Depreciation and amortization	(121.4)
Repositioning expenses	(10.2)
Acquisition and integration costs	(18.0)
Interest expense, net	(133.0)
Benefit from income taxes	46.8
Refinancing expenses	(27.9)
Operational initiatives related consulting costs	(3.4)
IPO costs	(1.2)
Acquisition related litigation expenses	(8.1)
Stock based compensation expense	(29.6)
FDA remediation costs	(14.3)
Environmental remediation costs	(3.7)
Other	(7.9)
Income from continuing operations	108.8
Add (deduct):
Depreciation and amortization	121.4
Stock-based compensation	29.6
Net change in non-cash working capital	(84.4)
Net change in deferred revenues	25.0
Non-cash interest	27.2
Bargain purchase gain	(26.4)
Other, primarily changes in long-term assets and liabilities and deferred taxes	(76.5)
Cash flows from operating activities of continuing operations	124.7
Cash flows from operating activities of discontinued operations	—
Cash flows from operating activities	124.7

Cash flows from investing activities	(220.2)
Cash flows from financing activities	10.8
Pro forma cost savings represents the estimated annual financial impact of the actions related to our OE Program initiatives, headcount reductions and plant consolidation savings as if such activities were completed as of May 1, 2016.

The calculation of the first lien leverage ratio, if required, would include total debt secured by a first priority lien as of April 30, 2017 of $1,637.6 million. Net debt is then calculated to be $1,544.9 million (total debt secured by a first priority lien less total cash as of April 30, 2017 of $92.7 million). As a result our first lien leverage ratio as of April 30, 2017 would be 3.37.
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
As of April 30, 2017, we were in compliance with the covenants in the Indenture.
Financing Ratios
Total interest-bearing debt at April 30, 2017 was $2,088.8 million, $20.1 million higher than at October 31, 2016, primarily due to foreign exchange impacts on our Euro denominated debt. At April 30, 2017, our consolidated ratio of interest-bearing debt to shareholders' deficit was 739.4%, compared to 593.8% at October 31, 2016.
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

Part II.    Other Information
Item 1.    Legal Proceedings
The information required by this item is incorporated by reference to Part I, Item 1, Note 15: Other Information.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Stock Purchase Agreement, dated November 25, 2016, by and among DPI Newco LLC, Roche Carolina Inc., Roche Holdings, Inc., and Patheon Holdings I B.V., solely for the purposes of Article XII thereof	8-K	2.1	2/1/2017
2.2	Purchase Agreement, dated as of May 15, 2017, by and between Thermo Fisher Scientific Inc., Thermo Fisher (CN) Luxembourg S.à r.l. and Patheon N.V.	8-K	2.2	5/15/2017
10.1	Amendment No. 4 and Refinancing Amendment No. 1 to Credit Agreement and Incremental Revolving Credit Assumption Agreement dated as of April 20, 2017, by and among Patheon Holdings I B.V., the other credit parties party thereto, the lending institutions party thereto and Credit Suisse AG, as successor administrative agent to UBS AG, Stamford Branch	8-K	10.1	4/26/2017
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

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

June 9, 2017

By:    /s/ Stuart Grant
Stuart Grant
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

June 9, 2017